Form 10-Q
period 2025-09-30
Fusemachines Inc.
filed 2025-11-28
CIK 2033383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-42909

FUSEMACHINES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1602789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

251 West 30th Street, 5th Floor

New York. New York 10001

(Address of principal executive offices and zip code)

(347) 212-5075

(Registrant’s telephone number, including area code)

CSLM Holdings Inc.

2400 E. Commercial Boulevard – Suite 900

Fort Lauderdale, Florida 33308

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FUSE	Nasdaq Stock Market LLC
Warrants to purchase shares of Common Stock	FUSEW	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 26, 2025, the registrant had no shares of voting common stock outstanding.

EXPLANATORY NOTE

As previously announced, on January 22, 2024, CSLM Acquisition Corp., a Cayman Islands exempted company (“CSLM”), entered into a merger agreement as amended on August 27, 2024, by and among CSLM, CSLM Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of CSLM (“Merger Sub”), Fusemachines Inc., a Delaware company (“ Old Fusemachines”), and CSLM Holdings, Inc., a Delaware corporation (“CSLM Holdings”) (as amended, the “Business Combination Agreement”) to effect the business combination (the “Business Combination”). On October 22, 2025, CSLM consummated the Business Combination. In connection with the consummation of the Business Combination, CSLM merged with and into CSLM Holdings, Merger Sub merged with and into Old Fusemachines, CSLM Holdings changed its name to “Fusemachines Inc.” and Old Fusemachines changed its name to “Fusemachines USA, Inc.” Unless stated otherwise, this report contains information about CSLM before the Business Combination. References to “the Company” in this report refer to CSLM before the consummation of the Business Combination and references to “New Fusemachines” in this report refer to Fusemachines Inc. after the Business Combination.

CSLM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited)	2

	Condensed Consolidated Statements of Changes in Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2025 and 2024 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

i

PART I — FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CSLM ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash	$9,284	$83,227
Prepaid expenses	21,484	6,670
Due from related party	32,546	31,849
Other receivable, net of reserve for credit losses of $0 and $505,000 as of September 30, 2025 and December 31, 2024, respectively	—	—
Marketable securities held in trust account	12,289,337	16,053,202
Total current assets	12,352,651	16,174,948
Total Assets	$12,352,651	$16,174,948
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$351,472	$330,180
Accrued expenses	1,941,000	968,615
Promissory note – related party	3,665,000	2,750,000
Accrued interest – related party	242,207	129,630
Forward purchase agreement prepayment payable	11,005,073	—
Forward purchase agreement liability	18,842,073	—
Share redemptions payable	1,222,631	—
Deferred underwriting commissions	6,641,250	6,641,250
Total current liabilities	43,910,706	10,819,675
Total Liabilities	43,910,706	10,819,675
Commitments and Contingencies (Note 7)
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 901,955 and 1,372,687 shares subject to redemption as of September 30, 2025 and December 31, 2024, respectively	11,066,706	16,053,202
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,743,749 issued and outstanding, excluding 901,955 and 1,372,687 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively	474	474
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	0	0
Share subscription receivable	(11,005,073)	—
Additional paid-in capital	1,262,193	—
Accumulated deficit	(32,882,355)	(10,698,403)
Total Shareholders’ Deficit	(42,624,761)	(10,697,929)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$12,352,651	$16,174,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Insurance expense	$45,000	$50,072	$135,522	$164,185
Dues and subscriptions	130,793	73,370	199,785	140,971
Administrative expenses – related party	30,000	30,000	90,000	90,000
Legal and accounting expenses	884,768	432,298	1,376,774	946,736
Interest, general and administrative expenses	42,098	27,287	112,606	69,615
Operating expenses	1,132,659	613,027	1,914,687	1,411,507
Loss from operations	(1,132,659)	(613,027)	(1,914,687)	(1,411,507)
Other (loss) income:
Loss on extinguishment of debt	—	—	(1,822,844)	—
Financing expense	(17,573,073)	—	(17,573,073)	—
Change in fair value of forward purchase agreement liability	(1,269,000)	—	(1,269,000)	—
Dividends on marketable securities held in Trust Account	134,827	480,118	473,930	1,849,140
Covenant fees	—	210,000	—	435,000
Credit losses	—	(210,000)	—	(435,000)
Total other income (loss), net	(18,707,246)	480,118	(20,190,987)	1,849,140
Net (loss) income	$(19,839,905)	$(132,909)	$(22,105,674)	$437,633
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	983,565	3,220,241	1,241,554	4,251,096
Basic and diluted net (loss) income per share, Class A ordinary shares stock subject to redemption	$(3.29)	$0.10	$(3.23)	$0.36
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	4,743,749	4,743,749	4,743,749	4,743,749
Basic and diluted net loss per share, non-redeemable Class A ordinary shares	$(3.50)	$(0.10)	$(3.82)	$(0.23)
Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	1	1	1	1
Basic and diluted net loss per share, non-redeemable Class B ordinary shares	$(3.50)	$(0.10)	$(3.82)	$(0.23)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CLASS A ORDINARY SHARES

SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

(unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of January 1, 2025	1,372,687	$16,053,202	4,743,749	$474	1	$0	—	$—	$(10,698,403)	$(10,697,929)
Substantial premium on promissory note issuance	—	—	—	—	—	—	—	1,822,844	—	1,822,844
Sponsor waiver of administrative services fees	—	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	258,558	—	—	—	—	—	(180,280)	(78,278)	(258,558)
Net loss	—	—	—	—	—	—	—	—	(2,061,897)	(2,061,897)
Balance as of March 31, 2025 (unaudited)	1,372,687	16,311,760	4,743,749	474	1	$0	—	1,672,564	(12,838,578)	(11,165,540)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	260,544	—	—	—	—	—	(260,544)	—	(260,544)
Net loss	—	—	—	—	—	—	—	—	(203,872)	(203,872)
Balance as of June 30, 2025 (unaudited)	1,372,687	16,572,304	4,743,749	474	1	0	—	1,442,020	(13,042,450)	(11,599,956)
Forward purchase agreement	—	—	—	—	—	—	(11,005,073)	—	—	(11,005,073)
Redemption of Class A ordinary shares	(470,732)	(5,715,425)	—	—	—	—	—	—	—	—
Sponsor waiver of administrative services fees	—	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	209,827	—	—	—	—	—	(209,827)	—	(209,827)
Net loss	—	—	—	—	—	—	—	—	(19,839,905)	(19,839,905)
Balance as of September 30, 2025 (unaudited)	901,955	$11,066,706	4,743,749	$474	1	$0	$(11,005,073)	$1,262,193	$(32,882,355)	$(42,624,761)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Temporary Equity		Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Receivable	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of January 1, 2024	4,772,187	$51,976,918	4,743,749	$474	1	$0	$—	$—	$(8,318,211)	$(8,317,737)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	889,342	—	—	—	—	—	(30,000)	(859,342)	(889,342)
Net income	—	—	—	—	—	—	—	—	148,092	148,092
Balance as of March 31, 2024 (unaudited)	4,772,187	52,866,260	4,743,749	474	1	0	—	—	(9,029,461)	(9,028,987)
Sponsor waiver of administrative services fees	—	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	899,680	—	—	—	—	—	(30,000)	(869,680)	(899,680)
Net income	—	—	—	—	—	—	—	—	422,450	422,450
Balance as of June 30, 2024 (unaudited)	4,772,187	53,765,940	4,743,749	474	1	0	—	—	(9,476,691)	(9,476,217)
Redemption of Class A ordinary shares	(3,399,500)	(38,596,223)	—	—	—	—	—	—	—	—
Sponsor waiver of administrative services fees	—	—	—	—	—	—	—	30,000	—	30,000
Remeasurement of Class A ordinary shares subject to redemption	—	610,118	—	—	—	—	—	(30,000)	(580,118)	(610,118)
Net loss	—	—	—	—	—	—	—	—	(132,909)	(132,909)
Balance as of September 30, 2024 (unaudited)	1,372,687	$15,779,835	4,743,749	$474	1	$0	$—	$—	$(10,189,718)	$(10,189,244)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(22,105,674)	$437,633
Adjustments to reconcile net income to net cash used in operating activities:
Loss on extinguishment of debt	1,822,844	—
Financing expense	17,573,073	—
Change in fair value of FPA liability	1,269,000	—
Accrued dividends on marketable securities held in Trust Account	19,247	165,645
Sponsor waiver of administrative services fees	90,000	90,000
Changes in current assets and current liabilities:
Prepaid expense	(14,814)	(12,754)
Accounts payable	21,292	232,110
Accrued expenses	972,385	371,606
Accrued interest – related party	112,577	69,615
Due from related party	(697)	—
Net cash (used in) provided by operating activities	(240,767)	1,353,855
Cash Flows from Investing Activities:
Purchase of treasury and other marketable securities	(748,176)	(2,564,785)
Proceeds from redemption of treasury and other marketable securities	4,492,794	38,596,223
Net cash used in investing activities	3,744,618	36,031,438
Cash Flows from Financing Activities:
Payment of redemptions to Class A ordinary shareholders	(4,492,794)	(38,596,223)
Proceeds from promissory note – related party	915,000	1,120,000
Net cash provided by financing activities	(3,577,794)	(37,476,223)
Net Change in Cash	(73,943)	(90,930)
Cash – Beginning of the period	83,227	138,283
Cash – End of the period	$9,284	$47,353
Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$728,929	$2,399,140
Substantial premium on promissory note issuance	$1,822,844	$—
Share redemptions payable	$1,222,631	$—
Share subscription receivable	$11,005,073	$—
Forward purchase agreement prepayment payable	$11,005,073	$—
Initial fair value of forward purchase agreement liability	$17,573,073	$—
Reserve for credit losses	$—	$435,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CSLM ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2025

(unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

Organization and General

CSLM ACQUISITION CORP. (the “Company” or “CSLM”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. The Company’s unaudited condensed financial statements include CSLM Merger Sub, Inc. (“Merger Sub”) and CSLM Holdings, Inc. (“Pubco”), both wholly- owned subsidiaries of CSLM Acquisition Corp. and are presented on a consolidated basis (the “Financial Statements”).

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and pursuit of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On July 13, 2023, the Company submitted a certificate of incorporation of name change to the Cayman Islands Registry of Companies to change our name from “Consilium Acquisition Corp I, LTD.” to “CSLM Acquisition Corp.”. The name change of the Company to CSLM Acquisition Corp. was effected on Nasdaq at the open of trading on July 18, 2023 and continued trading under the same ticker symbol “CSLM”. The name change does not affect the rights of the Company’s securities holders.

Financing

On January 18, 2022, the Company consummated its Initial Public Offering of 18,975,000 units (the “Units”), including the issuance of 2,475,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (an “Ordinary Share”), one right to acquire one-tenth of an Ordinary Share, and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $189,750,000.

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 7,942,500 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Company’s sponsor, Consilium Acquisition Sponsor I, LLC (the “Sponsor”), generating gross proceeds to the Company of $7,942,500. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Ordinary Share equals or exceeds $10.00 (as adjusted)); (2) they (including the Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination by October 18, 2024 after depositing $70,000 into the Trust Account for each one month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by October 18, 2024, subject to applicable law.

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on July 13, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”) by depositing into the Trust Account $70,000 for each one-month extension. At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until October 18, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “Articles of Association”).

In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their Class A ordinary shares for $149,486,187, or approximately $10.53 per Class A ordinary share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. The Company has exercised thirteen (13) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $910,000 into the Trust Account, to extend the time to complete the business combination to April 18, 2024.

On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. The Company exercised eleven (11) additional one-month extension periods, depositing an aggregate of $330,000 into the Trust Account to extend the time to complete the business combination to July 18, 2025.

On July 14, 2025, the shareholders’ at the extraordinary meeting held on July 14, 2025 (the “Extraordinary Meeting”) approved an amendment to the Trust Agreement that allows the Company to extend the time to complete a business combination on a semi-month basis, until October 18, 2025 by placing into the Company’s trust account he lesser of $0.02 per non-redeemed Class A ordinary share, or $15,000. The Company exercised six (6) additional semi-monthly extension periods, depositing an aggregate of $75,000 into the Trust Account to extend the time to complete the business combination to October 18, 2025.

In connection with the Extraordinary Meeting, 371,545 Class A shares were tendered for redemption. Shareholders validly redeemed their Class A ordinary shares for $4,492,794, or approximately $12.10 per Class A ordinary share (see Note 10).

On July 28, 2025, the Company held a meeting (the “Approval Meeting”) to approve the Business Combination. At the Meeting, 5,186,264 or 84.79% of such Shares were represented in person or by proxy, and the Business Combination was approved. In connection with the Approval Meeting, 99,187 Class A ordinary shares were tendered for redemption. Shareholders validly redeemed their Class A ordinary shares for $1,222,631, or approximately $12.33 per Class A ordinary share. As a result, 901,955 Class A ordinary shares subject to redemption remained outstanding.

On October 14, 2025, as approved by its shareholders at the extraordinary meeting held on October 14, 2025 (the “Final Extension Meeting”), the Company, and its trustee, Continental Stock Transfer & Trust Company amended the Investment Management Trust Agreement, dated as of January 12, 2022, as amended (the “Trust Agreement”), in order to allow the Company to extend the time to complete a business combination on a semi-month basis, until December 18, 2025 (the “Termination Date”) by placing into the Company’s Trust Account the lesser of $0.02 per non-redeemed Class A Ordinary Share (as defined below), or $15,000. At the Final Extension Meeting, the shareholders of the Company approved by a special resolution, to amend Trust Agreement to extend the time by which the Company has to consummate a business combination until December 18, 2025 in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, adopted by special resolution dated January 5, 2022, as amended. See Note 10.

In connection with the Final Extension Meeting, on October 16, 2025, the Company deposited $15,000 into the Company’s Trust Account to extend the time it has to complete its business combination until November 3, 2025. The Company has until December 18, 2025 to complete its business combination depositing $15,000 for each semi-month extension into the Trust Account. No Class A Shares were redeemed in connection with the Final Extension Meeting. See Note 10.

Merger Agreement

On January 22, 2024, the Company entered into a Merger Agreement, by and among the Company, CSLM Merger Sub Inc., and Fusemachines Inc., a Delaware corporation (“Fusemachines”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Fusemachines, after which Fusemachines will be the surviving corporation and a wholly owned subsidiary of the Company.

On August 27, 2024, the Company entered into an amendment to the Merger Agreement (the “Merger Agreement Amendment”) whereby the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a newly formed Delaware corporation by means of a merger with the Company, pursuant to the Cayman Islands Companies law and the applicable provisions of the Delaware General Corporation Law, with such newly formed Delaware corporation becoming the surviving corporation in the merger. In addition the Merger Agreement Amendment includes a provision that increases the amount the Company may borrow from the Sponsor from $2,000,000 to $2,750,000.

On February 4, 2025, the Company issued a third amended and restated promissory note (the “3rd A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3rd A&R Promissory Note additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted into the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination.

On February 4, 2025, Fusemachines, the Company, and CSLM Merger Sub, Inc. entered into the second amendment to the Merger Agreement (the “2nd Amendment”) which amends the Merger Agreement dated January 22, 2024 and the Merger Agreement Amendment dated August 27, 2024 (together, the “Original Merger Agreement”). The 2nd Amendment (a) amends the definition of the “PIPE Investment Amount” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (b) removes the delay fees incurred in connection with delivery of Fusemachines’ financial statements.

In connection with the 2nd Amendment, an affiliate (the “Sponsor Affiliate”) of the Sponsor, provided financing to Fusemachines in the amount of $2,160,000, in exchange for a new convertible note which note shall convert into shares of common stock of Fusemachines at a price of $0.44 per share (a) automatically at the time of the Business Combination, or (b) on July 12, 2025 at the option of the holder, if not, then payable in cash (the “Escrow Note”). The funds from the Escrow Note shall be put in an escrow account held at Continental Stock Transfer and Trust Company, CSLM’s transfer agent (“CST”) pursuant to an escrow agreement among CSLM, the Sponsor Affiliate, Fusemachines and CST (the “Escrow Agreement”) and shall be released to the Surviving Corporation upon the consummation of the Business Combination. In addition, the maturity dates on the two promissory notes issued by Fuse to the Sponsor Affiliate on January 25, 2024 in the amounts of $4.5 million and $2 million, were extended to July 12, 2025.

On February 4, 2025, in connection with the 2nd Amendment, the parties to that certain Subscription Agreement dated January 25, 2024 among Fusemachines, the Company, the Sponsor and an affiliate of the Sponsor (the “Subscription Agreement”), entered into an amendment to the Subscription Agreement to revise the PIPE Investment Amount to $8,840,000 (the “Subscription Agreement Amendment”).

On July 31, 2025, in connection with the Business Combination, CSLM, Pubco, and Fusemachines entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital LLC (“MSC”) (with MCP, MSTO and MSC collectively as “Seller”) for an OTC Equity Prepaid Forward Transaction. For purposes of the Forward Purchase Agreement, “Counterparty” refers to CSLM prior to the consummation of the business combination and Holdco after the consummation of the Business Combination. The Forward Purchase Agreement provides that Seller shall be prepaid an aggregate cash amount (the “Prepayment Amount”) equal (x) to the product of (i) the number of shares as set forth in a pricing date notice and (ii) the approximate per share redemption price payable to redeeming shareholders in connection with the Business Combination pursuant to the Counterparty’s Amended and Restated Memorandum and Articles of Association) (the “Initial Price”). Counterparty will pay to the Seller the Prepayment Amount directly from the Trust Account no later than the earlier of (a) one business day after the closing date of the Business Combination and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination.

Seller in its sole discretion may request warrants of the Counterparty exercisable for shares in an amount equal to (i) the maximum number of shares less (ii) the number of shares specified in the pricing date notice (the “Shortfall Warrants,” and the shares underlying the Shortfall Warrants, the “Shortfall Warrant Shares”). The Shortfall Warrants shall have an exercise price equal to the reset price. The Form of Shortfall Warrant shall be agreed upon by the parties hereto within 45 days of the date of the Forward Purchase Agreement.

On October 22, 2025 (the “Closing Date”), the Business Combination was consummated whereby (a) Merger Sub merged with and into Fusemachines with Fusemachines as the surviving corporation and becoming a wholly-owned subsidiary of Pubco; (b) the issued and outstanding shares of Fusemachines were exchanged for $200,000,000 in the form of newly-issued shares of Pubco common stock valued at $10.00 per share (the “Aggregate Base Consideration”). On the Closing Date, (a) the shareholders of Fusemachines were issued an aggregate of 19,214,201 shares of New Fusemachines Common Stock, an aggregate of 693,420 shares of New Fusemachines Common Stock were reserved for issuance upon the exercise of stock options, and an aggregate of 122,211 shares of New Fusemachines Common Stock were reserved for issuance upon the exercise of common stock warrants; (b) the public shareholders of CSLM received an aggregate of 901,955 shares of New Fusemachines Common Stock, (c) all public rights were converted into 1,897,500 shares of New Fusemachines Common Stock; (d) New Fusemachines issued an aggregate of 4,743,750 shares of New Fusemachines Common Stock to private placement investors; (e) New Fusemachines issued an aggregate of 1,184,000 shares of New Fusemachines Common Stock, in connection with the PIPE Financing; and (f) the Sponsor Convertible Notes were exchanged for an aggregate of 408,639 newly-issued shares of New Fusemachines Common Stock. See Note 10.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine and the middle east.

Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

As of September 30, 2025 and December 31, 2024, the Company had $9,284 and $83,227 in cash, respectively, and a working capital deficit of $37,206,142 and $4,056,679, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through September 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants (see Note 3 and Note 4). Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum for working capital needs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the Financial Statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) (see Note 5) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period.

The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying Financial Statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 11, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

Following the closing of the Initial Public Offering on January 18, 2022, an amount of $191,647,500 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

Net Income (Loss) Per Ordinary Share

The statements of operations include a presentation of income (loss) per Class A redeemable ordinary shares and income (loss) per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three and nine months ended September 30, 2025 and 2024, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2025 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2025
Net loss	$(19,839,905)
Remeasurement of temporary equity to redemption value	(209,827)
Net loss including remeasurement of temporary equity to redemption value	$(20,049,732)

	For the Three Months Ended September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	901,955	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(3,443,187)	$(16,606,542)	$(3)
Deemed dividend for remeasurement of temporary equity to redemption value	209,827	—	—
Total net loss allocated by class	$(3,233,360)	$(16,606,542)	$(3)
Denominator:
Weighted-average shares outstanding	983,565	4,743,749	1
Basic and diluted net loss per share	$(3.29)	$(3.50)	$(3.50)

For the Nine Months Ended September 30, 2025
Net loss	$(22,105,674)
Remeasurement of temporary equity to redemption value	(728,929)
Net loss including remeasurement of temporary equity to redemption value	$(22,834,603)

	For the Nine Months Ended September 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	901,955	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including remeasurement of temporary equity to redemption value based on ownership percentage	$(4,736,668)	$(18,097,932)	$(3)
Deemed dividend for remeasurement of temporary equity to redemption value	728,929	—	—
Total net loss allocated by class	$(4,007,739)	$(18,097,932)	$(3)
Denominator:
Weighted-average shares outstanding	1,241,554	4,743,749	1
Basic and diluted net loss per share	$(3.23)	$(3.82)	$(3.82)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary shares for the three and nine months ended September 30, 2024 (in dollars, except per share amounts):

For the Three Months Ended September 30, 2024
Net loss	$(132,909)
Remeasurement of temporary equity to redemption value	(610,118)
Net loss including remeasurement of temporary equity to redemption value	$(743,027)

	For the Three Months Ended September 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	1,372,687	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income including remeasurement of temporary equity to redemption value based on ownership percentage	$(278,639)	$(464,388)	$0
Deemed dividend for remeasurement of temporary equity to redemption value	610,118	—	—
Total net income (loss) allocated by class	$331,479	$(464,388)	$0
Denominator:
Weighted-average shares outstanding	3,220,241	4,743,749	1
Basic and diluted net income (loss) per share	$0.10	$(0.10)	$(0.10)

For the Nine Months Ended September 30, 2024
Net income	$437,633
Remeasurement of temporary equity to redemption value	(2,399,140)
Net loss including remeasurement of temporary equity to redemption value	$(1,961,507)

	For the Nine Months Ended September 30, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Total number of shares	1,372,687	4,743,749	1
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income including remeasurement of temporary equity to redemption value based on ownership percentage	$(889,701)	$(1,071,806)	$0
Deemed dividend for remeasurement of temporary equity to redemption value	2,399,140	—	—
Total net income (loss) allocated by class	$1,509,439	$(1,071,806)	$0
Denominator:
Weighted-average shares outstanding	4,251,096	4,743,749	1
Basic and diluted net income (loss) per share	$0.36	$(0.23)	$(0.23)

Fair value of Financial Instruments

ASC Topic 820, Fair Value Measurement, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.

Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as calculations derived from valuation techniques in which one or more significant inputs or significant value drivers are observable.

In many cases, if a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants and Rights

The Company accounts for the public and private warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to the Company’s evaluation, the Company concluded that the public and private warrants and rights do not meet the criteria to be accounted for as liability under ASC 480. The Company further evaluated the public and private warrants and rights under “ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that the public warrants, private placement warrants and rights are indexed to the Company’s own stock and meet the criteria to be classified in shareholders’ deficit.

Ordinary Shares Subject to Possible Redemption

Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. In connection with the shareholders’ vote at the Annual Meeting of the shareholders held by the Company on August 18, 2024, 3,399,500 Class A ordinary shares were tendered for redemption at an aggregate value of $38,596,223 and distributed from the Trust Account on August 21, 2024. In connection with the Extraordinary Meeting on July 14, 2025, 371,545 Class A ordinary shares were tendered for redemption at an aggregate value of $4,492,794 and distributed from the Trust Account on July 17, 2025. In connection with the Approval Meeting on July 28, 2025, 99,187 Class A ordinary shares were tendered for redemption at an aggregate value of $1,222,631 and were distributed from the Trust Account in connection with the closing of the Business Combination. Accordingly, at September 30, 2025 and December 31, 2024, 901,955 and 1,372,687 shares of Class A ordinary shares subject to possible redemption, respectively, are presented, at redemption value equal to the amount held in the Trust Account, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The proceeds of the offering were allocated to the Class A ordinary shares and the Public Warrants and Rights based on their relative fair values. The Company recognizes changes in redemption value of Class A ordinary shares subject to possible redemption immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. The Company has recorded remeasurements of $209,827 and $610,118 for the three months ended September 30, 2025 and 2024, respectively, and $728,929 and $2,399,140 for the nine months ended September 30, 2025 and 2024, respectively.

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2025 or December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Covenant Fees

Pursuant to the Merger Agreement, Fusemachines is covenanted to deliver to the Company its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 (the “Fusemachines Audited Financial Statements”) for inclusion in the registration statement on Form S-4 to be filed by the Company in connection with the Business Combination (the “Registration Statement”), and that such Fusemachines Audited Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. Fusemachines has covenanted to provide the Fusemachines Audited Financial Statements no later than February 29, 2024, or incur delay fees in the amount equal to $35,000 for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50,000 for the second one-month delay to April 30, 2024 and thereafter $70,000 for each subsequent one-month delay (pro-rated for any partial month). The Company determined that collection of the other receivable was not probable in June 2024 and established a reserve for credit losses equal to the other receivable. In connection with the 2nd Amendment, the delay fees clause related to delayed delivery of Fusemachine’s Audited Financial Statements were removed and such delay fees incurred were forgiven. As such, the Company recorded a write off of the receivable and a corresponding reduction to the reserve for credit losses. As such, $505,000 of other receivable and $505,000 reserve for credit losses was removed from the condensed consolidated balance sheets during the nine months ended September 30, 2025.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2025 and December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

The Company has considered all new accounting pronouncements and has concluded that there are no additional new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 18,975,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, one right and one-half of one warrant (“Public Warrant”). Each whole Public Warrant is anticipated to entitle the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 6).

An aggregate of $10.10 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

NOTE 4 — PRIVATE PLACEMENT

The Company entered into an agreement with the Sponsor pursuant to which the Sponsor purchased an aggregate of 7,942,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating proceeds of $7,942,500 in the aggregate in a private placement that occurred substantially concurrently with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In July 2021, the Sponsor purchased 4,743,750 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 618,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment was not exercised in full or in part, so that the number of Founder Shares collectively represented approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In August 2021, the Sponsor transferred 50,000 founder shares to each of the Company’s independent director nominees. The Company will account for the transfer of founder shares under ASC 718-10-15-4 and record a compensation expense upon completion of a Business Combination.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share capitalization, share subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into a support services agreement, commencing on the effective date of the initial public offering, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Sponsor has waived all payments under the support services agreement. The Company has recorded the waived payments as capital contributions from the Sponsor and has recorded $30,000 and $30,000 to the consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively, and $90,000 and $90,000 to the consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively.

Promissory Note — Related Party

In July 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On January 18, 2022, the Company repaid $206,313 for amounts outstanding under the Promissory Note balance, resulting in an overpayment of $25,000. The Company also made payments related to Sponsor invoices. These items are recorded within due from related party on the condensed balance sheet as of September 30, 2025 and December 31, 2024.

In February 2023, the Sponsor issued an unsecured promissory note to the Company (the “WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note bears interest at a rate of 4.75% per annum and is payable on the earlier of the date by which the Company has to complete a business combination or the effective date of a business combination. On January 18, 2024, the Company issued an amended and restated promissory note (the “A&R WC Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $2,000,000. The A&R WC Promissory Note does not amend any other existing terms.

On February 4, 2025, the Company issued a third amended and restated promissory note (the “3rd A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3rd A&R Promissory Note additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted into the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination.

The Company determined that the third amendment to the WC Promissory note is not considered a troubled debt restructuring and that the inclusion of a conversion feature is a substantive modification. As a result, the issuance of the 3rd A&R WC Promissory Note on February 4, 2025 is accounted for as a debt extinguishment in accordance with ASC 470-50, “Modification and Extinguishments”. During the three and nine months ended September 30, 2025, the Company recognized a loss on extinguishment of debt of $0 and $1,822,844, respectively, in the condensed consolidated statement of operations. Additionally, the Company determined that the 3rd A&R WC Promissory Note was issued at a substantial premium due to the inclusion of the conversion feature in accordance with ASC 470-20, “Debt with Conversion and Other Options”. During the three and nine months ended September 30, 2025, the Company recognized the substantial premium in excess of the principal and accrued interest of $0 and $1,822,844, respectively, in additional paid-in capital on the condensed consolidated balance sheets.

On May 23, 2025, the Company amended the 3rd A&R WC Promissory Note solely to increase the amount the Company may borrow from $3,000,000 to $4,000,000. All other provisions of the 3rd A&R WC Promissory Note remain the same.

As of September 30, 2025 and December 31, 2024, the Company had borrowed $3,665,000 and $2,750,000, respectively, and accrued interest of $242,207 and $129,630, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. In connection with the shareholders’ vote at the Special meeting of shareholders held by the Company on June 29, 2023, 14,202,813 redeemable Class A ordinary shares were tendered for redemption for an aggregate value of $149,486,187 and distributed from the Trust Account on July 26, 2023. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. The non-redeemable Class A ordinary shares are the same as the Class B ordinary shares in that they do not have redemption rights and are not entitled to proceeds from liquidation from the Trust Account if the Company does not consummate a business combination. However, unlike the Class B ordinary shares, the non-redeemable Class A ordinary shares do not have voting rights to appoint or remove directors of the Company. In connection with the shareholders’ vote at the Annual Meeting of shareholders held by the Company on August 18, 2024, 3,399,500 redeemable Class A ordinary shares were tendered for redemption for an aggregate value of $38,596,223 and distributed from the Trust Account on August 21, 2024. In connection with the Extraordinary Meeting on July 14, 2025, 371,545 Class A ordinary shares were tendered for redemption at an aggregate value of $4,492,794 and distributed from the Trust Account on July 17, 2025. In connection with the Approval Meeting on July 28, 2025, 99,187 Class A ordinary shares were tendered for redemption at an aggregate value of $1,222,631 and were distributed from the Trust Account in connection with the closing of the Business Combination. At September 30, 2025 and December 31, 2024, there were 4,743,749 non-redeemable Class A ordinary shares issued or outstanding, excluding 901,955 and 1,372,687 redeemable Class A ordinary shares issued and outstanding subject to possible redemption, at redemption value, respectively.

Class B Ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. On July 13, 2023, the Company issued 4,743,749 shares of its non-redeemable Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares. At September 30, 2025 and December 31, 2024, there was one (1) shares of Class B ordinary shares issued and outstanding.

With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our Founder Shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. However, prior to the consummation of the Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchases at least two units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable, and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a Public Warrant unless the share of Class A ordinary shares issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the public warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the public warrants expire or are redeemed, as specified in the public warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants is not effective by the 60th business day after the closing of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise public warrants on a “cashless basis” in accordance with Section 3(a) (9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the public warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30- trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable by the Company.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders will have the right to require us to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that we register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 2,475,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 18, 2022, the date of the Initial Public Offering. The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $3,795,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 28, 2023, the Company and the underwriter entered into an agreement under which (i) the Sponsor will transfer 426,000 Class A ordinary shares held by the Sponsor to the underwriter upon the closing of the Company’s initial business combination and (ii) the underwriter will waive the deferred underwriter fee payable and any deferred underwriting commissions payable pursuant to the underwriter agreement dated April 22, 2021. For avoidance of doubt, the agreement applies only if the initial Business Combination is consummated, and the transfer of shares is effective and completed. Except as specifically amended in the agreement, all terms of the underwriting agreement dated April 22, 2021 shall remain in full force and effect.

Financial Services Agreement

The Sponsor entered into a financial services agreement (the “Financial Services Agreement”) with a service provider (the “Broker-Dealer”) for a period of twelve (12) months commencing October 13, 2022, to provide broker-dealer services. In accordance with the Financial Services Agreement, the Broker-Dealer will be paid a fee in the form of 125,000 shares of common stock in the surviving entity of the proposed business combination with Fusemachines. Compensation due to the Broker-Dealer is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $533,750 as of September 30, 2025 and December 31, 2024.

Consulting Agreements

The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 shares of its Class B ordinary shares of the Company at a price of $0.006 per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation - Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $819,950 as of September 30, 2025 and December 31, 2024.

Capital Markets Advisory Agreement

The Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with a service provider (the “Advisor”) on June 21, 2024 to provide capital markets advisory services to the Company. In accordance with the Advisory Agreement, the Advisor will be paid an advisory fee comprised of $100,000 in cash and 75,000 common shares of the post initial business combination entity (the “Advisory Fee”). The Advisory agreement is contingent upon consummation of the initial business combination. The cash compensation due to the Advisor is in scope of ASC 450 Contingencies (“ASC 450”) and the share based compensation due to the Advisor is in scope of ASC 718. The consummation of the initial business combination is considered a loss contingency under ASC 450 and is considered a performance condition under ASC 718 and the Advisory Fee should not be recognized until considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Advisory Fee until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Advisory Agreement was $607,500 as of September 30, 2025 and December 31, 2024.

NOTE 8 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

At September 30, 2025 and December 31, 2024, the Company’s marketable securities held in the Trust Account were valued at $12,289,337 and $16,053,202, respectively. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to re-measurement at each balance sheet date. With each re- measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company entered into the Forward Purchase Agreement on July 31, 2025. The Company accounts for the Forward Purchase Agreement as a share subscription receivable on the Company’s balance sheet and recorded an initial fair value of $11,005,073 on July 31, 2025. Additionally, the Company recorded a liability representative of the excess value of cash prepayment over the fair value of the Forward Purchase Agreement and Shortfall Warrants (the “FPA Liability”). The Shortfall Warrants will be issued upon the closing of the business combination on October 22, 2025 and the Company accounts for the obligation to issue the Shortfall Warrants as embedded within the FPA Liability at their estimated fair value as the final terms of the warrant agreement were not finalized as of September 30, 2025.

The Company accounts for the FPA Liability as a liability on the Company’s balance sheet as the instrument is subject to variable settlement until receipt of a pricing date notice. The Company recorded an initial fair value of $17,573,073 on July 31, 2025. The FPA Liability is subject to re-measurement at each balance sheet date. With each re- measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of September 30, 2025 and December 31, 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy. The FPA Liability is classified within Level 3 of the fair value hierarchy

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025
Assets:
Treasury Trust Funds held in Trust Account	$12,289,337	$—	$—
Liabilities:
Forward Purchase Agreement Liability	$—	$—	$18,842,073

As of December 31, 2024
Assets:
Treasury Trust Funds held in Trust Account	$16,053,202	$—	$—

The following table presents the change in fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2025:

Balance – December 31, 2024	$—
Change in fair value	—
Balance – March 31, 2025	—
Change in fair value	—
Balance – June 30, 2025	—
Forward Purchase Agreement Liability	17,573,073
Change in fair value	1,269,000
Balance – September 30, 2025	$18,842,073

The fair value of the FPA Liability is derived from a Monte Carlo simulation of the Company’s share price from the valuation date to maturity. The FPA Liability is classified within Level 3 of the fair value hierarchy due to unobservable inputs including estimated volatility and discount rate. The following are key inputs of the simulation as of July 31, 2025 and September 30, 2025:

	July 31,	September 30,
	2025	2025
Closing share price	$12.70	$14.00
Maturity date	July 31, 2028	September 30, 2028
Estimated volatility	61.00%	60.00%
Risk-free rate	3.90%	3.60%
Discount rate	6.20%	6.10%

Non-Recurring Fair Value Measurements

On February 4, 2025, the Company entered into a third amendment on its WC Promissory Note which resulted in the Company accounting for the 3rd A&R WC Promissory Note as a debt extinguishment (see Note 5). As a result, the Company measured the 3rd A&R WC Promissory Note at its reacquisition price, which is the fair value of the amended debt instrument on February 4, 2025, or $4,715,000. The 3rd A&R WC Promissory Note was issued at a substantial premium (see Note 5), which resulted in recording the substantial premium in excess of principal and accrued interest through additional paid-in capital. As such, on February 4, 2025, $2,750,000 of principal and $142,156 of accrued interest were re-established as liabilities, and $1,822,844 of substantial premium was recognized in additional paid-in capital on the condensed consolidated balance sheets. The 3rd A&R WC Promissory Note reacquisition price is deemed a Level 3 fair value measurement. The 3rd A&R WC Promissory Note has not been remeasured since February 4, 2025.

The Company valued the reacquisition price of the 3rd A&R WC Promissory Note as the difference between the probability -weighted value of cash payoff amount and the present value of stock payoff amount. Significant assumptions utilized in the analysis include an estimated Class A ordinary share price of the post-business combination entity of $8.82 per share and a discount rate of 4.30% based on U.S. Treasury securities with a term commensurate with the remaining timeline of the Combination Period.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The CODM uses net income or loss to manage the business and forecasts to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews significant expenses, which are consistent with those reported on the statements of operations, to manage, maintain, and enforce contractual agreements to ensure costs are aligned with agreements and the budget. The measure of segment assets is reported on the balance sheets as total assets. All segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10 — SUBSEQUENT EVENTS

On October 3, 2025, the Company deposited $15,000 into the Company’s trust account in order to further extend the amount of time it has available to complete a business combination to October 18, 2025.

On October 14, 2025, as approved by its shareholders at the Final Extension Meeting held on October 14, 2025 the Company, and its trustee, Continental Stock Transfer & Trust Company amended the Investment Management Trust Agreement, dated as of January 12, 2022, as amended (the “Trust Agreement”), in order to allow the Company to extend the time to complete a business combination on a semi-month basis, until December 18, 2025 by placing into the Company’s Trust Account the lesser of $0.02 per non-redeemed Class A Ordinary Share (as defined below), or $15,000. At the Meeting, the shareholders of the Company approved by a special resolution, to amend Trust Agreement to extend the time by which the Company has to consummate a business combination until December 18, 2025 in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, adopted by special resolution dated January 5, 2022, as amended.

In connection with the Final Extension Meeting, on October 16, 2025, the Company deposited $15,000 into the Company’s Trust Account to extend the time it has to complete its business combination until November 3, 2025.

On October 22, 2025, the Business Combination was consummated whereby (a) Merger Sub merged with and into Fusemachines with Fusemachines as the surviving corporation and becoming a wholly-owned subsidiary of Pubco; (b) the issued and outstanding shares of Fusemachines were exchanged for $200,000,000 in the form of newly-issued shares of Pubco common stock valued at $10.00 per share. On the Closing Date, (a) the shareholders of Fusemachines were issued an aggregate of 19,214,201 shares of New Fusemachines Common Stock, an aggregate of 693,420 shares of New Fusemachines Common Stock were reserved for issuance upon the exercise of stock options, and an aggregate of 122,211 shares of New Fusemachines Common Stock were reserved for issuance upon the exercise of common stock warrants; (b) the public shareholders of CSLM received an aggregate of 901,955 shares of New Fusemachines Common Stock, (c) all public rights were converted into 1,897,500 shares of New Fusemachines Common Stock; (d) New Fusemachines issued an aggregate of 4,743,750 shares of New Fusemachines Common Stock to private placement investors; (e) New Fusemachines issued an aggregate of 1,184,000 shares of New Fusemachines Common Stock, in connection with the PIPE Financing; and (f) the Sponsor Convertible Notes were exchanged for an aggregate of 408,639 newly-issued shares of New Fusemachines Common Stock.

On October 23, 2025, the Company paid an aggregate of $1,222,631 to the Class A ordinary shareholders who redeemed 99,187 Class A ordinary shares in connection with the Approval Meeting on July 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “CSLM Acquisition Corp.,” “Consilium Acquisitions Corp. I,” “our,” “us” or “we” refer to CSLM Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

CSLM Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company on April 13, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The Company is not limited to a particular industry or geographic location for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity from April 13, 2021 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On July 13, 2023, the Company submitted a certificate of incorporation of name change to the Cayman Islands Registry of Companies to change our name from “Consilium Acquisition Corp I, LTD.” to “CSLM Acquisition Corp.”. The name change of the Company to CSLM Acquisition Corp. was effected on Nasdaq at the open of trading on July 18, 2023 and continued trading under the same ticker symbol “CSLM”. The name change does not affect the rights of the Company’s securities holders.

On January 18, 2022, the Company consummated its Initial Public Offering of 18,975,000 units (the “Units”), including the issuance of 2,475,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (an “Ordinary Share”), one right to acquire one-tenth of an Ordinary Share, and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $189,750,000.

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 7,942,500 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Company’s sponsor, Consilium Acquisition Sponsor I, LLC (the “Sponsor”), generating gross proceeds to the Company of $7,942,500. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company (except in certain redemption scenarios when the price per Ordinary Share equals or exceeds $10.00 (as adjusted)); (2) they (including the Ordinary Shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

A total of $2,250,000 was deposited to the Company’s operating account and a total of $191,647,500, comprised of a portion of proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the Company’s completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination by October 18, 2024 after depositing $70,000 into the Trust Account for each one-month Extension or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by October 18, 2024, subject to applicable law.

On July 13, 2023 as approved by its shareholders at an extraordinary general meeting held on July 13, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”). The Company is required to deposit $70,000 into the Trust Account for each one-month Extension.

In connection with the shareholders’ vote at the Special Meeting, 14,202,813 Class A shares were tendered for redemption. Shareholders validly redeemed their shares for $149,486,187, or approximately $10.53 per class A share. The trustee processed the redemptions on July 11, 2023 and distributed amounts from the Trust Account to the redeeming shareholders on July 26, 2023.

Immediately after the Special Meeting, the Company extended the time to complete the business combination by one (1) month to August 18, 2023, and deposited the sum of $70,000 into the Trust Account in accordance with the terms of the Trust Agreement. The Company exercised twelve (13) of the fifteen (15) additional one (1) month extension periods, depositing an aggregate of $910,000 into the Trust Account, to extend the time to complete the business combination to July 18, 2024. On July 17, 2024, the Company deposited $70,000 into the Trust Account to extend the time to complete the business combination by one (1) month from July 18, 2024 to August 18, 2024.

On August 18, 2024, as approved by its shareholders at the annual general meeting held on August 18, 2024 (the “Annual Meeting”), the Company and its trustee, Continental Stock Transfer & Trust Company, amended the Investment Management Trust Agreement dated January 12, 2022, as amended on July 13, 2023, in order to allow the Company to extend the time to complete a business combination on a month-to-month basis, until July 18, 2025 (the “Extended Termination Date” or the “Extended Combination Period”) by placing $30,000 into the Company’s Trust Account. The Company exercised eleven (11) additional one-month extension periods, depositing an aggregate of $330,000 into the Trust Account to extend the time to complete the business combination to July 18, 2025.

On July 14, 2025, the shareholders’ at the extraordinary meeting held on July 14, 2025 (the “Extraordinary Meeting”) approved an amendment to the Trust Agreement that allows the Company to extend the time to complete a business combination on a semi-month basis, until October 18, 2025 by placing into the Company’s trust account he lesser of $0.02 per non-redeemed Class A ordinary share, or $15,000. The Company exercised six (6) additional semi-monthly extension periods, depositing an aggregate of $75,000 into the Trust Account to extend the time to complete the business combination to October 18, 2025.

In connection with the Extraordinary Meeting, 371,545 Class A shares were tendered for redemption. Shareholders validly redeemed their Class A ordinary shares for $4,492,794, or approximately $12.10 per Class A ordinary share.

On July 28, 2025, the Company held a meeting (the “Approval Meeting”) to approve the Business Combination. At the Meeting, 5,186,264 or 84.79% of such Shares were represented in person or by proxy, and the Business Combination was approved. In connection with the Approval Meeting, 99,187 Class A ordinary shares were tendered for redemption. Shareholders validly redeemed their Class A ordinary shares for $1,222,631, or approximately $12.33 per Class A ordinary share. As a result, 901,955 Class A ordinary shares subject to redemption remained outstanding.

On October 14, 2025, as approved by its shareholders at the extraordinary meeting held on October 14, 2025 (the “Final Extension Meeting”), the Company, and its trustee, Continental Stock Transfer & Trust Company amended the Investment Management Trust Agreement, dated as of January 12, 2022, as amended (the “Trust Agreement”), in order to allow the Company to extend the time to complete a business combination on a semi-month basis, until December 18, 2025 (the “Termination Date”) by placing into the Company’s Trust Account the lesser of $0.02 per non-redeemed Class A Ordinary Share (as defined below), or $15,000. At the Final Extension Meeting, the shareholders of the Company approved by a special resolution, to amend Trust Agreement to extend the time by which the Company has to consummate a business combination until December 18, 2025 in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, adopted by special resolution dated January 5, 2022, as amended.

In connection with the Final Extension Meeting, on October 16, 2025, the Company deposited $15,000 into the Company’s Trust Account to extend the time it has to complete its business combination until November 3, 2025. The Company has until December 18, 2025 to complete its business combination depositing $15,000 for each semi-month extension into the Trust Account. No Class A Shares were redeemed in connection with the Final Extension Meeting.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees and income taxes payable), to complete our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Merger Agreement

On January 22, 2024, the Company entered into a Merger Agreement, by and among the Company, CSLM Merger Sub Inc. (“Merger Sub”), and Fusemachines Inc., a Delaware corporation (“Fusemachines”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Fusemachines, after which Fusemachines will be the surviving corporation and a wholly owned subsidiary of the Company.

On August 27, 2024, the Company entered into an amendment to the Merger Agreement (the “Merger Agreement Amendment”) whereby the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a newly formed Delaware corporation by means of a merger with the Company, pursuant to the Cayman Islands Companies law and the applicable provisions of the Delaware General Corporation Law, with such newly formed Delaware corporation becoming the surviving corporation in the merger. In addition the Merger Agreement Amendment includes a provision that increases the amount the Company may borrow from the Sponsor from $2,000,000 to $2,750,000.

On February 4, 2025, the Company issued a third amended and restated promissory note (the “3rd A&R WC Promissory Note”) pursuant to which the Company may borrow up to an aggregate principal amount of $3,000,000. The 3rd A&R Promissory Note additionally includes a conversion feature whereby, notwithstanding the foregoing in the event of the Business Combination, the outstanding balance may be repaid at the Sponsor’s discretion, in cash or $1,491,000 of the principal and accrued and unpaid interest shall be converted into the Company’s Class A ordinary shares at a share price of four dollars ($4.00), the balance of which shall be payable in cash at the closing of the Business Combination.

On February 4, 2025, Fusemachines, the Company, and CSLM Merger Sub, Inc. entered into the second amendment to the Merger Agreement (the “2nd Amendment”) which amends the Merger Agreement dated January 22, 2024 and the Merger Agreement Amendment dated August 27, 2024 (together, the “Original Merger Agreement”). The 2nd Amendment (a) amends the definition of the “PIPE Investment Amount” to mean the sum of (i) $8,840,000, and (ii) the Contingent PIPE Investment Amount, if any; and (b) removes the delay fees incurred in connection with delivery of Fusemachines’ financial statements.

In connection with the 2nd Amendment, an affiliate (the “Sponsor Affiliate”) of the Sponsor, provided financing to Fusemachines in the amount of $2,160,000, in exchange for a new convertible note which note shall convert into shares of common stock of Fusemachines at a price of $0.44 per share (a) automatically at the time of the Business Combination, or (b) on July 12, 2025 at the option of the holder, if not, then payable in cash (the “Escrow Note”). The funds from the Escrow Note shall be put in an escrow account held at Continental Stock Transfer and Trust Company, CSLM’s transfer agent (“CST”) pursuant to an escrow agreement among CSLM, the Sponsor Affiliate, Fusemachines and CST (the “Escrow Agreement”) and shall be released to the Surviving Corporation upon the consummation of the Business Combination. In addition, the maturity dates on the two promissory notes issued by Fuse to the Sponsor Affiliate on January 25, 2024 in the amounts of $4.5 million and $2 million, were extended to July 12, 2025.

On February 4, 2025, in connection with the 2nd Amendment, the parties to that certain Subscription Agreement dated January 25, 2024 among Fusemachines, the Company, the Sponsor and an affiliate of the Sponsor (the “Subscription Agreement”), entered into an amendment to the Subscription Agreement to revise the PIPE Investment Amount to $8,840,000 (the “Subscription Agreement Amendment”).

On July 31, 2025, in connection with the Business Combination, CSLM, Pubco, and Fusemachines entered into a forward purchase agreement (the “Forward Purchase Agreement”) with each of Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital LLC (“MSC”) (with MCP, MSTO and MSC collectively as “Seller”) for an OTC Equity Prepaid Forward Transaction. For purposes of the Forward Purchase Agreement, “Counterparty” refers to CSLM prior to the consummation of the business combination and Holdco after the consummation of the Business Combination. The Forward Purchase Agreement provides that Seller shall be prepaid an aggregate cash amount (the “Prepayment Amount”) equal (x) to the product of (i) the number of shares as set forth in a pricing date notice and (ii) the approximate per share redemption price payable to redeeming shareholders in connection with the Business Combination pursuant to the Counterparty’s Amended and Restated Memorandum and Articles of Association) (the “Initial Price”). Counterparty will pay to the Seller the Prepayment Amount directly from the Trust Account no later than the earlier of (a) one business day after the closing date of the Business Combination and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination.

Seller in its sole discretion may request warrants of the Counterparty exercisable for shares in an amount equal to (i) the maximum number of shares less (ii) the number of shares specified in the pricing date notice (the “Shortfall Warrants,” and the shares underlying the Shortfall Warrants, the “Shortfall Warrant Shares”). The Shortfall Warrants shall have an exercise price equal to the reset price. The Form of Shortfall Warrant shall be agreed upon by the parties hereto within 45 days of the date of the Forward Purchase Agreement.

On October 22, 2025 (the “Closing Date”), the Business Combination was consummated whereby (a) Merger Sub merged with and into Fusemachines with Fusemachines as the surviving corporation and becoming a wholly-owned subsidiary of Pubco; (b) the issued and outstanding shares of Fusemachines were exchanged for $200,000,000 in the form of newly-issued shares of Pubco common stock valued at $10.00 per share (the “Aggregate Base Consideration”). On the Closing Date, (a) the shareholders of Fusemachines were issued an aggregate of 19,214,201 shares of New Fusemachines Common Stock, an aggregate of 693,420 shares of New Fusemachines Common Stock were reserved for issuance upon the exercise of stock options, and an aggregate of 122,211 shares of New Fusemachines Common Stock were reserved for issuance upon the exercise of common stock warrants; (b) the public shareholders of CSLM received an aggregate of 901,955 shares of New Fusemachines Common Stock, (c) all public rights were converted into 1,897,500 shares of New Fusemachines Common Stock; (d) New Fusemachines issued an aggregate of 4,743,750 shares of New Fusemachines Common Stock to private placement investors; (e) New Fusemachines issued an aggregate of 1,184,000 shares of New Fusemachines Common Stock, in connection with the PIPE Financing; and (f) the Sponsor Convertible Notes were exchanged for an aggregate of 408,639 newly-issued shares of New Fusemachines Common Stock.

Results of Operations

Our entire activity from inception through September 30, 2025 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended September 30, 2025, we had a net loss of $19,839,905, which consisted of a $17,573,073 financing expense, a $1,269,000 loss on the change in fair value of the forward purchase agreement liability, $884,768 of legal and accounting expenses, $45,000 of insurance expense, $130,793 of dues and subscriptions expense, $30,000 of administrative expense – related party, and $42,098 of interest, general and administrative expenses, offset by $134,827 dividends on marketable securities held in the Trust Account.

For the nine months ended September 30, 2025, we had a net loss of $22,105,674, which consisted of a $17,573,073 financing expense, a $1,269,000 loss on the change in fair value of forward purchase agreement liability, $1,822,844 loss on extinguishment of debt, $1,376,774 of legal and accounting expenses, $135,522 of insurance expense, $199,785 of dues and subscriptions expense, $90,000 of administrative expense – related party, and $112,606 of interest, general and administrative expenses, offset by $473,930 dividends on marketable securities held in the Trust Account.

For the three months ended September 30, 2024, we had a net loss of $132,909, which consisted of $210,000 of expected credit losses, $432,298 of legal and accounting expenses, $50,072 of insurance expense, $73,370 of dues and subscriptions expense, $30,000 of administrative expense – related party, and $27,287 of interest expense, offset by $480,118 dividends on marketable securities held in the Trust Account and $210,000 of covenant fees.

For the nine months ended September 30, 2024, we had a net income of $437,633, which consisted of $1,849,140 dividends on marketable securities held in the Trust Account and $435,000 of covenant fees, offset by $435,000 of expected credit losses, $946,736 of legal and accounting expenses, $164,185 of insurance expense, $140,971 of dues and subscriptions expense, $90,000 of administrative expense – related party, and $69,615 of interest expense.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Company had $9,284 and $83,227 in cash, respectively, and a working capital deficit of $37,206,142 and $4,056,679, respectively, excluding Marketing Securities held in the Trust Account and the Deferred Underwriter Fee liability.

The Company’s liquidity needs through September 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares” and shares thereof, “founder shares”), the Initial Public Offering and the sale of the private placement warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and an unsecured promissory note bearing interest at 4.75% per annum to pay for working capital needs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period within one year after the date that the financial statements are issued. Management plans to address this uncertainty through related party loans from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates (“Working Capital Loans”) and effecting a Business Combination. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. In addition, management is currently evaluating the impact of various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, adverse developments affecting the financial services industry, and geopolitical instability, such as the military conflict in the Ukraine.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2025.

The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

On November 28, 2023, the Company and the underwriter entered into an agreement under which (i) the Sponsor will transfer 426,000 Class A ordinary shares held by the Sponsor to the underwriter upon the closing of the Company’s initial business combination and (ii) the underwriter will waive the deferred underwriter fee payable and any deferred underwriting commissions payable pursuant to the underwriter agreement dated April 22, 2021. For avoidance of doubt, the agreement applies only if the initial Business Combination is consummated, and the transfer of shares is effective and completed. Except as specifically amended in the agreement, all terms of the underwriting agreement dated April 22, 2021 shall remain in full force and effect.

Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders will have the right to require us to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that we register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 2,475,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 18, 2022, the date of the Initial Public Offering. The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $3,795,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,641,250 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 28, 2023, the Company and BTIG entered into an agreement under which BTIG waived its entitlement to the payment of the deferred compensation and instead receive 426,000 Class A ordinary shares from shares held by the Sponsor only in the event of the closing of a Business Combination. Accordingly, BTIG will not receive any portion of the $6,641,250 deferred underwriting fee in the event of the closing of a Business Combination. Pursuant to the Waiver, BTIG resigned from every capacity, role or involvement in which BTIG may otherwise be described in any registration statement as acting or agreeing to act in the future with respect to any business combination of CSLM and/or its Sponsor. The Company has agreed to register shares received by BTIG from Consilium Acquisition Sponsor I, LLC, the Company’s Sponsor, upon the closing of its initial Business Combination. In the event that such shares are not registered, the underwriter’s deferred fee shall be reinstated.

Financial Services Agreement

The Sponsor entered into a financial services agreement (the “Financial Services Agreement”) with a service provider (the “Broker-Dealer”) for a period of twelve (12) months commencing October 13, 2022, to provide broker-dealer services. In accordance with the Financial Services Agreement, the Broker-Dealer will be paid a fee in the form of 125,000 shares of common stock in the surviving entity of the proposed business combination with Fusemachines. Compensation due to the Broker-Dealer is in scope of ASC 718 Compensation — Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $533,750 as of September 30, 2025 and December 31, 2024.

Consulting Agreements

The Sponsor entered into consulting services agreements (the “Consulting Services Agreements”) with a service provider (the “Consultant”) on April 10, 2023 and September 5, 2023 to provide consulting, advisory and related services to the Sponsor and to the Company on behalf of the Sponsor. In accordance with the Consulting Services Agreements, the Consultant will purchase and the Sponsor will sell 75,000 shares of its Class B ordinary shares of the Company at a price of $0.006 per share in return for such services. The Consulting Services Agreements are contingent upon the consummation of the initial business combination. Compensation due to the Consultant is in scope of ASC 718 Compensation - Stock Compensation (“ASC 718”) and SAB Topic 5T. The consummation of the initial business combination is considered a performance condition under ASC 718 and stock based compensation should not be recognized until the performance condition is considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Consulting Services Agreements until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Consulting Agreements was $819,950 as of September 30, 2025 and December 31, 2024.

Capital Markets Advisory Agreement

The Company entered into a capital markets advisory agreement (the “Advisory Agreement”) with a service provider (the “Advisor”) on June 21, 2024 to provide capital markets advisory services to the Company. In accordance with the Advisory Agreement, the Advisor will be paid an advisory fee comprised of $100,000 in cash and 75,000 common shares of the post initial business combination entity (the “Advisory Fee”). The Advisory agreement is contingent upon consummation of the initial business combination. The cash compensation due to the Advisor is in scope of ASC 450 Contingencies (“ASC 450”) and the share based compensation due to the Advisor is in scope of ASC 718. The consummation of the initial business combination is considered a loss contingency under ASC 450 and is considered a performance condition under ASC 718 and the Advisory Fee should not be recognized until considered probable. As business combinations are not considered probable until consummated, the Company will not recognize compensation costs related to the Advisory Fee until the consummation of the initial business combination. The unrecognized stock-based compensation expense related to the Advisory Agreement was $607,500 as of September 30, 2025 and December 31, 2024.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on April 11, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Unregistered Sales

Prior to our initial public offering, our sponsor, paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for 4,743,750 founder shares, resulting in an effective purchase price paid for the founder shares of approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of this offering.

Our sponsor purchased 7,942,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant ($7,942,500 in the aggregate), in a private placement that closed substantially concurrently with the closing of our initial public offering.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On January 18, 2022, the Company consummated its initial public offering of 18,975,000 units at $10.00 per unit, generating gross proceeds of $189,750,000. BTIG, LLC and I-Bankers Securities, Inc. acted as the book-running managers of the offering and BTIG, LLC acted as the representative of the underwriters. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261570). The SEC declared the registration statements effective on January 12, 2022.

In connection with the initial public offering, we incurred offering costs of approximately $11,236,250 (including deferred underwriting commissions of approximately $6,641,250). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $191,647,500 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per unit sold in the initial public offering) was placed in the Trust Account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

On July 13, 2023  as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “Special Meeting”), CSLM and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of January 12, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by fifteen (15) additional one (1) month periods until, October 18, 2024 (the “Termination Date”) by depositing into the Trust Account $70,000 for each one-month extension (each an “Extension”).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSEMACHINES INC.

Date: November 26, 2025	By:	/s/ Christine Chambers
Christine Chambers
Chief Financial Officer

