Form 10-K
period 2025-12-31
Fusemachines Inc.
filed 2026-03-27
CIK 2033383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42909

FUSEMACHINES INC.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1602789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 West 30th Street, 5th Floor New York. New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 212-5075

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	FUSE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	FUSEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Market on October 23, 2025.

The number of shares of the registrant’s common stock outstanding as of March 26, 2026 was 28,938,266.

Auditor Firm Id:	2983	Auditor Name:	KNAV CPA LLP	Auditor Location:	Atlanta, Georgia

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our management’s current beliefs and assumptions and on information currently available to our management, and are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “best in class,” “could,” “seeks,” “estimates,” “expects,” “first-in-class,” “focused,” “goal,” “intends,” “may,” “objective,” “opportunity,” “pipeline,” “plans,” “potential,” “predicts,” “projects,” “pursuing,” “should,” “target,” “treatment option,” “will,” “would,” “might,” “can,” “continue” or similar expressions and the negatives of those terms.

These forward-looking statements include, among other things, statements about:

●	our ability to effectively operate our business segments;

●	our ability to manage our research, development, expansion, growth and operating expenses;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	our ability to respond and adapt to changes in technology and customer behavior;

●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled “Risk Factors”) relating to our industry, our operations and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ii

References to Fusemachines Inc.

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to the “Company,” “FUSE,” “Fusemachines,” “we,” “our” and “us” mean Fusemachines Inc., a Delaware corporation, and its consolidated subsidiaries.

Trademarks and Tradenames

The Fusemachines logo and other trademarks of the Company appearing in this Annual Report on Form 10-K are the property of the Company. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols.

Market Data, Forecasts, and Other Information

Unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research. In addition, certain information included references to third-party publications regarding our business, results of operations, products, and product candidates.

Our estimates are derived from industry and general publications, studies and surveys conducted by third-parties, as well as data from our own internal research. These publications, studies and surveys generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have not independently verified industry data from such third-party sources. While we believe our internal research is reliable and that our internal estimates are reasonable, such research has not been verified by any independent source and our internal estimates are based on our good faith beliefs as of the respective dates of such estimates.

iii

PART I

Item 1. Business.

Fusemachines is a leading provider of enterprise AI solutions, offering AI products including AI Studio, AI Engines, and AI Agents, along with supporting services to organizations across a wide range of industries. With more than a decade of experience, we help enterprises integrate AI into their operations to improve efficiency, reduce costs, and drive innovation. Our products and services are uniquely supported by a global talent pool largely sourced from underserved communities, enabling us to deliver high quality AI solutions at scale while advancing our mission of democratizing access to AI.

Our diverse client base spans industries including consumer brands, healthcare, media, technology, government, and others. These clients use our AI solutions to address critical business challenges such as improving sales forecasting accuracy, eliminating manual data entry errors, automating recruitment processes, and detecting fraud in real time. Our focus on delivering measurable business outcomes has enabled us to build long-term relationships with our clients and position Fusemachines as a partner in their AI driven transformation efforts.

In addition to our enterprise AI solutions, we are committed to education and talent development. Our AI training programs, including our AI Fellowship Program, are designed to upskill students and professionals by providing hands-on experience with real world AI applications. To date, we have certified hundreds of AI Fellows across the United States, Nepal, and the Dominican Republic. These programs help expand the global AI talent pool and address the growing shortage of skilled AI professionals.

AI Solutions

At Fusemachines, we develop industry focused and problem specific AI solutions that combine software products with implementation services to address complex business challenges. Our core platform, AI Studio, enables experimentation, model training, deployment, and lifecycle management of AI systems. Built on top of AI Studio, AI Engines provide specialized AI capabilities for targeted use cases such as fraud detection in food and beverage transactions or information extraction from loan documents. We also offer AI Agents that can assist with or automate operational tasks such as interviewing candidates during the hiring process.

Our services complement these products and include activities such as customizing and fine tuning models, integrating AI systems into existing enterprise workflows, and developing bespoke solutions tailored to specific client needs. Clients can choose to engage with Fusemachines through software, services, or a combination of both depending on their requirements.

Products

Our product suite consists of our platform AI Studio, outcome-specific AI Engines, and advanced interactive AI Agents, designed to help organizations build, deploy, and operationalize AI solutions at scale.

AI Studio

AI Studio is the foundational platform that powers Fusemachines’ AI solutions, enabling organizations to build, deploy, and manage AI applications at scale. By providing a unified environment for data scientists, engineers, and business teams, AI Studio simplifies the process of developing and operationalizing AI solutions.

AI Studio is structured into four integrated layers that enable organizations to operationalize AI solutions efficiently. The Business Layer sits at the top and contains the business applications, workflows, and AI-powered use cases that organizations deploy to support decision-making and operations. Beneath it, the AI Hub provides the environment for developing, integrating, and managing AI models, engines, and agents that power these applications. The Data Layer connects and organizes enterprise data from various sources, enabling AI systems to access and process both structured and unstructured data. Supporting all layers is the Governance Layer, which ensures secure deployment, monitoring, compliance, and lifecycle management of AI systems across the platform.

AI Engines

AI Engines are specialized AI software solutions built on top of AI Studio that are designed to deliver industry- and pain point–specific outcomes. Each engine focuses on solving targeted business challenges within particular domains by leveraging advanced AI technologies such as large language models (LLMs), computer vision, machine learning, and deep learning. By addressing clearly defined operational problems, AI Engines enable organizations to automate processes, improve efficiency, and generate actionable insights that directly support business objectives. For example, AI Engines can be used to extract information from complex documents, generate accurate answers and summaries from large datasets, or detect suspicious activities and patterns in financial transactions at retail outlets. By combining technologies such as document understanding, Retrieval Augmented Generation (RAG), and predictive analytics, these engines enable organizations to automate workflows, improve operational efficiency, and gain deeper insights from their data.

AI Engines are designed to be highly customizable and adaptable to the needs of different industries such as finance, legal, healthcare, and enterprise operations. They can operate within a customer’s existing infrastructure while maintaining strong data security, governance, and access control.

AI Agents

AI Agents are intelligent systems built on top of AI Engines and AI Studio that automate complex workflows and interact with users or systems to accomplish specific tasks. These agents combine capabilities such as reasoning, retrieval, API execution, data processing, and decision support, enabling organizations to deploy AI systems that actively assist employees and customers in real-time operations.

For instance, an AI Agent designed for recruitment can act as an interview assistant, assisting recruiters by asking role-specific questions and evaluating responses. The agent can analyze candidate answers, generate summaries of strengths and areas for improvement, and produce standardized evaluation reports for hiring teams. By automating parts of the interview and evaluation process, such agents help organizations streamline hiring workflows, improve consistency in candidate assessments, and reduce manual effort for recruiters and hiring managers.

Services

Our services are delivered by Forward Deployed Engineers (FDEs) who work closely with customer teams to design, implement, and operationalize AI solutions built on top of AI Studio. These services provide hands-on support for organizations that require deeper technical collaboration to successfully deploy AI within their environments. Leveraging the capabilities of AI Studio, our teams help customers customize and deploy AI Engines, integrate AI into existing systems, and develop bespoke solutions that address complex challenges across AI, data, and software systems.

Customization, Model Tuning, and Deployment:

We assist clients in customizing our AI Engines or AI Agents to meet their specific needs. This includes fine-tuning models, configuring workflows, and deploying solutions through AI Studio. Our teams also support the integration of these engines and agents into the client’s existing business workflows, data pipelines, and enterprise systems to ensure seamless operation and alignment with business objectives.

Bespoke AI Solutions:

For organizations with specific requirements where existing AI Engines may not fully address their needs, we develop custom AI Engines and AI Agents tailored to their specific business challenges. This may involve designing new models, building specialized AI capabilities, and integrating them with enterprise data systems and workflows to deliver solutions that align closely with the client’s operational requirements.

To manage these engagements at scale, we developed Squadery, an internal platform that supports multiple teams within Fusemachines. Squadery centralizes operational data from various sources including our CRM and HR systems to streamline project management, resource allocation, and delivery coordination across service engagements.

Intellectual Property

Intellectual property (IP) is a critical asset for Fusemachines, and we take significant measures to protect our innovations. Our IP portfolio includes patents, trademarks, copyrights, and trade secrets, all of which are designed to safeguard our technology and maintain our competitive edge.

●	Patent Portfolio: As of December 31, 2025, Fusemachines holds 8 patent applications. These patents cover a range of technologies that are central to our AI solutions, and we continue to pursue additional IP protection as we develop new products and solutions.
●	IP Strategy: We rely on a combination of IP protection strategies, including license agreements, intellectual property assignment agreements, confidentiality agreements, and non-disclosure agreements. These measures help us secure our intellectual property rights and ensure that they are respected globally.

For more information, please see “Risk Factors – Risks Related to Business, Industry, and Operations”.

Competition and Market Opportunity

Competition

The AI and digital transformation landscape is highly competitive, with a wide range of players offering various solutions. Fusemachines faces competition from several sources, including:

●	Corporate IT organizations that develop internal AI solutions.

●	Commercial enterprise and point solution software providers that offer specialized AI tools.

●	Open-source software platforms with data management, machine learning, and analytics capabilities.

●	Public cloud providers offering discrete tools and microsolutions for AI and analytics.

●	System integrators that provide custom software solutions tailored to specific business needs.

Market Opportunity

The global AI market is set for substantial growth, with the global AI market itself is expected to reach nearly $1.4 trillion by 2029, and the AI software segment is anticipated to generate around $791.5 billion in revenue by 2025. However, this expansion is challenged by a global shortage of AI talent, with 63% of businesses citing AI and machine learning as their biggest skills gap.

We believe we are well-positioned to capitalize on this market opportunity. With over a decade of experience in developing AI solutions, we have gained valuable insights into addressing customer challenges. Our solutions, including AI Studio and AI Engines, along with our comprehensive AI services, allow us to provide highly specialized and problem-specific solutions that deliver substantial ROI. Moreover, our AI talent development programs, such as the AI Fellowship program, support our ability to cultivate skilled talent as needed, fueling our growth and helping us capture a significant share of the market in the years ahead.

Our Corporate History

We were originally organized as CSLM Acquisition Corp. (“CSLM”), a Cayman Islands exempted company. CSLM was formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. CSLM closed its IPO (the “CSLM IPO”) in January 2022, generating gross proceeds of $189,750,000.

On January 22, 2024, CSLM, entered into a business combination agreement, as amended on August 27, 2024, by and among CSLM, CSLM Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of CSLM (“Merger Sub”), Fusemachines Inc., a Delaware company (“Legacy Fusemachines”), and CSLM Holdings, Inc. (“CSLM Holdings”) (as amended, the “Business Combination Agreement”).

On October 22, 2025, (a) CSLM merged with and into CSLM Holdings, at which time the separate existence of CSLM ceased and CSLM Holdings became the surviving corporation (the “Company” or “Fusemachines”) (such transactions, the “Business Combination”). In connection with the Business Combination, the Company was renamed “Fusemachines Inc.” and Legacy Fusemachines was renamed “Fusemachines USA, Inc.”

Available Information

Our principal offices are located at 251 West 30th Street, 5th Floor, New York, New York 10001. We also maintain a website at www.fusemachines.com and https://ir.fusemachines.com/, where additional information about our company and solutions can be found. Information contained on or that can be accessed through our website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Human Capital

As of December 31, 2025, we had more than 270 full-time employees. As of December 31, 2025, none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We emphasize several measures and objectives in managing our human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development, and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan., healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and/or employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and related notes included at the end of this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should carefully consider the full risk factor disclosure outlined in this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	The market for our enterprise AI services and products is relatively new, and may decline or experience limited growth, and our business is dependent on our clients’ continuing adoption and use of its services and products.
●	We have experienced moderate growth in the past several years, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.
●	Our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable. These fluctuations may negatively impact our results of operations and financial condition.
●	Our results of operations depend on sales to commercial enterprise organizations, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms.
●	A limited number of customers account for a substantial portion of our revenue. If existing customers do not make subsequent purchases from us or renew their contracts with us, or if our relationships with its largest customers are impaired or terminated, our revenue could decline, and its results of operations would be adversely impacted.
●	If we do not successfully develop and deploy new technologies to address the needs of its customers, its business and results of operations could suffer.
●	Our ability to sell its products and satisfy its customers is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.
●	If we are not able to maintain and enhance its brand and reputation, our relationships with its customers, partners, and employees may be harmed, and its business and results of operations may be adversely affected.
●	If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.
●	Issues raised by the use of AI (including machine learning) in our platforms may result in reputational harm or liability.
●	Real or perceived errors, failures, defects, or bugs in our products, or platforms could adversely affect our results of operations and growth prospects.
●	We have not been profitable in the past and may not achieve or maintain profitability in the future.
●	We require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease its operations.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about its ability to continue as a “going concern.”
●	Our indebtedness could adversely affect our business and growth prospects.
●	We face intense competition within our industry and are subject to the effects of technological change.
●	Our proprietary products and services and service delivery may not operate properly, which could damage its reputation, give rise to claims against us, or divert application of its resources from other purposes, any of which could harm its business and operating results.
●	If critical components used in our products become scarce or unavailable, we may incur delays in delivering our products and providing services, which could damage its business.
●	If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
●	We depend on key information systems and third party service providers.
●	Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.
●	We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions.
●	We rely on unpatented proprietary information, trade secrets, processes and know-how, as well as open source software in certain instances. Our failure to protect our confidential information, trade secrets, processes and know-how, and our reliance on open source solutions, could negatively impact our business and results of operations.
●	Algorithms embedded in AI solutions, and AI datasets, often suffer from lack of transparency, bias, and risks of inadvertent disclosure of information, which could subject us to adverse consequences.
●	Use of open source software creates inherent risk and could subject us to adverse consequences.
●	Claims by others that we infringe upon their intellectual property could force us to incur significant costs or revise the way we conduct our business.
●	We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect its business.
●	We are subject to evolving laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and may be a party to material legal proceedings in the future.
●	Our management team has limited experience managing a public company and regulatory compliance may divert their attention from the day-to-day management of our business.

●	Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
●	Our business is heavily dependent upon our international operations, particularly in Nepal, and any disruption to those operations would adversely affect us.
●	We have significant fixed costs related to lease facilities.
●	Our sites operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
●	Catastrophic events, including those which impact third parties on which we materially rely, could materially adversely affect our business, results of operations and/or financial condition.
●	We have identified material weaknesses and significant deficiencies related in our internal control over financial reporting. If we fail to remediate these material weaknesses, maintain effective internal control over financial reporting or identify additional material weakness or significant deficiency in its internal control over financial reporting, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our company could diminish, and the value of our stock may decline.
●	We filed a Quarterly Report on Form 10-Q for the period ended September 30, 2025 later than required, and any failure to timely file our periodic reports in the future could adversely affect our compliance with securities laws and exchange listing standards, impair our access to capital, increase regulatory scrutiny and litigation risk, and negatively impact our business and the market price of our securities.
●	Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.
●	If our judgments or estimates relating to its critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in its stock price.
●	Our results of operations could be affected by currency fluctuations.
●	We have limited insurance which may not cover claims by third parties against us or its officers and directors.
●	We could be subject to additional tax liabilities.
●	Ongoing and escalating political volatility in Nepal may adversely affect our business, financial condition, and results of operations.
●	The price of our Common Stock may be volatile.
●	Our executive officers and directors exercise significant control over the company, which may limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
●	The requirements of being a public company may strain the Company’s resources and distract management and we will incur substantial costs as a result of being a public company.
●	Sales of a substantial amount of Common Stock in the public market, particularly sales by our executive officers, directors and significant stockholders, or the perception that these sales could occur, could cause the market price of the Common Stock to decline.
●	A decline in the price of the Common Stock could affect the company’s ability to raise working capital and adversely impact the company’s ability to continue operations.
●	We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in the company’s capital stock must come from increases in the fair market value and trading price of the capital stock.
●	If the price of the Common Stock fluctuates, you could lose a significant part of your investment.
●	The public stockholders will experience immediate dilution as a consequence of future issuances of Common Stock pursuant to the Fusemachines Equity Incentive Plan.
●	The future exercise of registration rights may adversely affect the market price of the Common Stock.
●	The Company may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.
●	Public Warrant holders will only be able to exercise their Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of Common Stock from such exercise than if such warrants were exercised for cash.
●	The Warrant Agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes.
●	We are a “smaller reporting company” and “emerging growth company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies and emerging growth companies could make our common stock less attractive to investors.
●	We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of Public Shares after December 31, 2022.

●	Delaware law and the Company’s Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	The provisions of the Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
●	We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.
●	We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.
●	We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements.
●	If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
●	Our business, financial condition, and results of operations may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.
●	Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
●	If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our business, financial condition, and results of operations could be adversely affected.
●	There may not be an active trading market for our securities, which may make it difficult to sell shares of our common stock or warrants.
●	The market price of our securities may be volatile, which could cause the value of your investment to decline.
●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
●	Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
●	Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.
●	Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our management has limited experience in operating a public company.

Risks Related to Business, Industry, and Operations

The market for our enterprise AI services and products is relatively new, and may decline or experience limited growth, and our business is dependent on our clients’ continuing adoption and use of its services and products.

The use of enterprise AI is still relatively new, and customers may not recognize the need for or benefits of our services and products. If customers do not recognize the need for and benefits of our services and products, then they may decide to adopt alternative services to satisfy their business needs. In order to grow our business and extend our market position, Fusemachines intends to focus on educating potential customers about the benefits of our services and products, expanding the range of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our services and products address depends upon a number of factors, including the cost, performance and perceived value associated with our services and products. The market for our services and products could fail to grow significantly or there could be a reduction in demand for our services and/or products as a result of a lack of acceptance, technological challenges, competing services, a decrease in spending by current and prospective customers, weakening economic conditions and other causes. If the market for enterprise AI does not experience continued significant growth, or demand for its services and/or products decreases, then our business, financial condition and results of operations could be adversely affected.

We have experienced moderate growth in the past several years, and if we fail to effectively manage our growth, then our business, results of operations and financial condition could be adversely affected.

We have experienced moderate growth in our business since our founding in 2012. This growth has placed, and may continue to place, significant demands on our corporate culture, operational infrastructure and management. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of its culture and services could adversely affect our overall chance for future success, including its ability to recruit and retain personnel, and effectively focus on and pursue its corporate objectives. This, in turn, could adversely affect its business, financial condition and results of operations.

In addition, our ability to manage its operations and future growth will require us to continue to improve its operational, financial and management controls, compliance programs with multiple and changing international laws and regulations and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on its business, reputation, results of operations and financial condition.

Our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable. These fluctuations may negatively impact our results of operations and financial condition.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. The length of our sales cycle, from initial evaluation to payment often lasts six to eight months, but can extend to a year or more for some customers. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our products and services.

Our sales strategy is comprised of two main constituents: our direct sales team and our channel partners. Our direct sales team is tasked with both acquiring clients in established verticals and acquiring new channel partners in expansionary markets. We leverage our channel partners to generate leads in new verticals and geographies which we then scale through our direct sales force. Our sales team is supported by engineers with deep technical expertise and responsibility for pre-sales technical support, solutions for engineering for our customers and technical training for our channel partners. We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and through our channel partner relationships. Our marketing programs target business units within companies rather than purchasing, human resources or administrative departments to drive sales by demonstrating the impact of our product capabilities on results. Our principal marketing programs include webinars, roadshows, sponsored exhibitions and events, cooperative marketing efforts with channel partners, and use of our website.

Our results of operations depend on sales to commercial enterprise organizations, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including the occurrence of natural disasters, pandemics, geopolitical tensions (particularly those relating to the People’s Republic of China), military conflicts rising inflation and interest rates, or monetary policy changes), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.

A limited number of customers account for a substantial portion of our revenue. If existing customers do not make subsequent purchases from us or renew their contracts with us, or if our relationships with its largest customers are impaired or terminated, our revenue could decline, and its results of operations would be adversely impacted.

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy.

For the year ended December 31, 2025 and 2024, two customers represented approximately 30% and 23%, respectively, of our total revenue. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition and results of operations. Our top customers by revenue have been long term customers. From time to time, we may lose a major customer. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

We generally offer contract terms of up to one year in length, which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods ranging from 60 to 90 days. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.

Our ability to renew or expand our customer relationships may decrease or vary as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our platforms and services, the frequency and severity of software and implementation errors, our platforms’ reliability, our pricing, the effects of general economic conditions, competitive offerings or alternatives, or reductions in our customers’ spending levels. If our customers do not renew or expand their agreements with us or if they renew their contracts for shorter lengths or on other terms less favorable to us, our revenue may grow more slowly than expected or decline, and our business could suffer. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers.

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the deployment of our platforms depends on a number of factors, including general economic conditions, the functioning of our platforms, the ability of our forward-deployed engineers to assist our customers in identifying new use cases, enabling the simplification and acceleration of rapidly building applications, and our customers’ satisfaction with our services. If our efforts to expand within our existing customer base are not successful, our business may suffer.

If we do not successfully develop and deploy new technologies to address the needs of its customers, its business and results of operations could suffer.

Our success has been based on our ability to design products that enables our customers to rapidly develop, deploy, and operate large-scale enterprise AI applications. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction, or implementation of new platforms, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new features and capabilities to our existing platforms may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new platforms, experiences, features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.

Our new and existing platforms and changes to our existing platforms could fail to attain sufficient market acceptance for many reasons, including:

●	our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

●	product defects, errors, or failures or our inability to satisfy customer service level requirements;

●	negative publicity or negative private statements about the security, performance, or effectiveness of our platforms or product enhancements;

●	delays in releasing to the market our new offerings or enhancements to our existing offerings;

●	introduction or anticipated introduction of competing platforms or functionalities by our competitors;

●	inability of our platforms or product enhancements to scale and perform to meet customer demands;

●	receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;

●	poor business conditions for our customers, causing them to delay software purchases;

●	reluctance of customers to purchase proprietary software products;

●	reluctance of our customers to purchase products hosted by our vendors and/or service interruption from such providers; and

●	reluctance of customers to purchase products incorporating open source software.

If we are not able to continue to identify challenges faced by our customers and develop, license, or acquire new features and capabilities to our platforms in a timely and cost-effective manner, or if such enhancements do not achieve market acceptance, our business, financial condition, results of operations, and prospects may suffer and our anticipated revenue growth may not be achieved. Because we derive, and expect to continue to derive, substantially all of our revenue from customers purchasing our platforms and products, market acceptance of these platforms and products, and any enhancements or changes thereto, is critical to our success.

Our ability to sell its products and satisfy its customers is dependent on the quality of our services, and our failure to offer high quality services could have a material adverse effect on its sales and results of operations.

Once our platforms are deployed and integrated with our customers’ existing information technology investments and data, our customers will depend on our support and maintenance services to resolve any issues relating to our platforms. In the future, our platforms may be deployed in large-scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our platforms for use in such deployments. Further, our ability to provide effective ongoing services, or to provide such services in a timely, efficient, or scalable manner, may depend in part on our customers’ environments and their upgrading to the latest versions of our platforms and participating in our centralized platform management and services.

In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our services. We also may be unable to modify the future scope and delivery of our services to compete with changes in the services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations.

Our customers may in the future need training in the proper use of and the variety of benefits that can be derived from our platforms to maximize the potential of our platforms. If we do not effectively deploy, update, or upgrade our platforms, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing services, our ability to sell additional products and services to existing customers could be adversely affected, we may face negative publicity, and our reputation with potential customers could be damaged. As a result, our failure to maintain high quality services may have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If we are not able to maintain and enhance its brand and reputation, our relationships with our customers, partners, and employees may be harmed, and its business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, maintain strong relationships with our customers, the community, and others, while successfully differentiating our platforms from those of our competitors. Unfavorable media coverage may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we do not successfully maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, we cannot guarantee that our customers will not ultimately use our platforms for purposes inconsistent with our company values, and such uses may harm our brand and reputation.

If the market for our platforms and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.

The market for our platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to developing, deploying, and operating enterprise AI, and their willingness to invest in new software after significant prior investments in legacy software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other enterprise AI companies experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or if there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including the occurrence of natural disasters, pandemics, geopolitical tensions (particularly those relating to the People’s Republic of China), military conflicts, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

Issues raised by the use of AI (including machine learning) in our platforms may result in reputational harm or liability.

AI is enabled by or integrated into our technology platforms and is a significant element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, including under new proposed legislation regulating AI in jurisdictions such as the United States and the European Union and brand or reputational harm. The European Union has enacted the EU AI Act, which imposes significant compliance obligations on providers of AI systems, including requirements for transparency, human oversight, and conformity assessments for high-risk AI applications. In the United States, various states have enacted or proposed AI-specific legislation, and federal agencies are increasing their focus on AI governance. Compliance with these evolving and potentially conflicting regulatory frameworks may require substantial investment in compliance infrastructure, modification of our products and services, and could limit our ability to offer certain AI capabilities. Failure to comply with applicable AI regulations could result in significant fines, restrictions on our business, reputational harm, and civil or criminal liability.

Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.

Real or perceived errors, failures, defects, or bugs in our products, or platforms could adversely affect our results of operations and growth prospects.

Because we offer complex technology products, undetected errors, defects, failures, or bugs may in the future occur, especially when products or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of platform implementation. Errors may affect the performance of our platforms and may also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance, errors, defects, or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

We have not been profitable in the past and may not achieve or maintain profitability in the future.

We had a comprehensive loss of approximately $0.93 million and $15.3 million for the years ended December 31, 2025 and December 31, 2024, respectively.

There can be no assurance that Fusemachines will ever achieve the level of revenues needed to be profitable in the future and if profitability is achieved, that it will be sustained. Our revenues have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter and from year to year. Fusemachines will need to obtain additional capital and increase sales to become profitable.

We require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require Fusemachines to delay, limit, reduce or cease its operations.

We have limited financial resources. There can be no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. Unless we achieve substantial profitability, we anticipate that we will likely need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing shareholders. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of our business. If adequate funds are not available or are not available on acceptable terms, we may not be able to further fund our business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

Our independent registered public accounting firm’s report for the year ended December 31, 2025 contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had cash of approximately $4,221 thousand. For the year ended December 31, 2025, we used approximately $5,529 thousand in cash for operating activities. Historically, we have incurred recurring net losses from operations and negative cash flows from operating activities. As of December 31, 2025, we had an accumulated deficit of approximately $35,145 thousand. These factors raise substantial doubt regarding our ability to continue as a going concern within one year of the date these consolidated financial statements were issued.

Our indebtedness could adversely affect our business and growth prospects.

We have existing indebtedness, and we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes.

We face intense competition within our industry and are subject to the effects of technological change.

The industry in which we are engaged is subject to rapid and significant technological change. There can be no assurance that our systems can be upgraded to meet future innovations in the industry or that new technologies will not emerge, or existing technologies will not be improved, which would render our offerings obsolete or non-competitive. Many of the companies we compete with enjoy significant competitive advantages over us, including greater name recognition; greater financial, technical and service resources; established networks; additional product offerings; and greater resources for product development and sales and marketing. In addition, there can be no assurance that other established technology companies, any of which would likely have greater resources than Fusemachines, will not enter the market. There can be no assurance that Fusemachines will be able to compete successfully against any of its competitors.

Our proprietary products and services and service delivery may not operate properly, which could damage its reputation, give rise to claims against us, or divert application of its resources from other purposes, any of which could harm its business and operating results.

We may encounter supply chain, human, or technical obstacles that prevent our products and services from operating properly. If our offerings do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers. We cannot assure you that material performance problems or defects in our products will not arise in the future. Errors may result from receipt and interpretation of customer data or from interface of our services. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased service and maintenance costs. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If critical components used in our products become scarce or unavailable, we may incur delays in delivering our products and providing services, which could damage its business. We rely on a sustainable supply chain. Any issues with this supply chain could adversely affect daily business operations and profitability.

We depend on third party providers, suppliers and licensors to supply some of the hardware, software and support necessary to provide some of our products and services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history, or which may not be able to continue to supply the equipment, supplies, and services we desire. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the web-based and data storage and transmission of customers’ information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

We depend on key information systems and third party service providers.

We depend on key information systems to transact our business accurately and efficiently. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, pandemics, epidemics, natural disasters, terrorist attacks, software or equipment failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties’ intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins.

We may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating its rights may be costly.

The success of our services and its business depends, in part, on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for its products in the United States and other international jurisdictions. We cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Fusemachines or infringe our intellectual property.

Protecting against the unauthorized use of our intellectual property, products and other proprietary rights is expensive and can be difficult, particularly with respect to international jurisdictions. Unauthorized parties may attempt to copy or reverse engineer our solutions or certain aspects of our solutions that are considered proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the U.S. Any such litigation, regardless of merit, could be costly, divert the attention of management and may not ultimately be resolved in our favor.

Effective patent, trademark, service mark, copyright and trade secret protection may not be available or applied for in every country in which our products are available and competitors based in other countries may sell infringing products in one or more markets. An inability to adequately protect and enforce our intellectual property and other proprietary rights or an inability to prevent authorized parties from copying or reverse engineering its technology solutions or certain aspects of its solutions that we considers proprietary could adversely affect its business, operating results, financial condition and prospects.

We rely on unpatented proprietary information, trade secrets, processes and know-how, as well as open source software in certain instances. Our failure to protect our confidential information, trade secrets, processes and know-how, and our reliance on open source solutions, could negatively impact our business and results of operations.

We rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection.

We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements and, even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of its proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Fusemachines has limited control over the protection of trade secrets used by its current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by its competitors or other third parties. To the extent that its employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect its competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford limited or no protection for its trade secrets.

We also rely on physical and electronic security measures to protect its proprietary information, but it cannot provide assurance that these security measures will not be breached or that these measures will provide adequate protection. There is a risk that third parties may obtain and improperly utilize our proprietary information to its competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

In addition, while the majority of our algorithms utilized for its products are proprietary, including those most critical to the company’s products, certain algorithms which form a part of these products are made available under “open source” licenses. We expect to continue to incorporate open source software in the company’s solutions in the future. Open source software is typically freely available, but is licensed under various requirements that bind the licensee. While the use of open source software may reduce development costs and speed up the development process, it may also present certain risks, that may be greater than those associated with the use of third-party commercial software, including but not limited to potential non-compliance with these licenses. Further, depending on the manner in which such licenses were interpreted and applied to software code that combines proprietary and open source software and source code, companies have in the past faced restrictions on their ability to commercialize certain of our products, and it is possible that we could be subject to similar restrictions in the future.

Algorithms embedded in AI solutions, and AI datasets, often suffer from lack of transparency, bias, and risks of inadvertent disclosure of information, which could subject us to adverse consequences.

AI systems are created with a variety of tools including machine learning, natural language processing, computer vision, and neural networks. AI systems are capable of behaving in ways that mimic human capabilities, and AI therefore refers to the ability of computers to emulate human thought and perform tasks that are usually performed by humans; it refers to the technologies and algorithms that enable systems to identify patterns, make decisions and could learn from data without being explicitly programmed. Challenges related to AI are numerous, and include biases and lack of transparency embedded in AI solutions, and inadvertent disclosure of information.

Many current AI models are closed, meaning it is unclear how they are trained, and even where open-source AI models are used, the risk of bias and inadvertent disclosure of information can remain, depending on the humans developing the models and the way in which these models are used. Use of closed AI models, where such a lack of transparency exists as to sources of data used to train or develop such technologies or how inputs are converted to outputs, may make it difficult to fully validate the process and can raise issues with trust, accountability, and ethics. Whether or not AI systems are closed, or open-source and available to review, the algorithms and models utilized in AI systems may have limitations, including biases, vulnerabilities, errors, or inability to handle certain data types or scenarios. Any deficiencies could, despite our efforts, undermine the decisions, predictions or analysis AI applications produce, or give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. Any cybersecurity incidents related to our use of AI applications to analysis personal data could adversely affect our reputation and results of operations.

Further, AI solutions and models are part of a new and expanding industry, and our use and implementation of such models now and in the future, could subject us to any of the foregoing, or additional risks, which could impact our business, results of operations, or result in brand or reputational harm, competitive harm, or legal liability.

Use of open source software creates inherent risk and could subject us to adverse consequences.

The use of open source software, including algorithms, involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example:

●	The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses.

●	We may face claims alleging noncompliance with open source license terms or misappropriation or other violation of open source technology. These claims could result in litigation, damage our reputation in the open-source community, or require us to purchase a costly license, devote additional research or development resources to re-engineer our products or services, discontinue the sale of our products if re-engineering could not be accomplished on a timely or cost-effective basis, require us to make the source code of our proprietary code generally available, or result in us being enjoined from the offering of components of our platform that contained the open source software, any of which would have a negative effect on our business and operating results.

●	We also could be subject to lawsuits from other parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results or financial condition, and could require us to devote additional research and development resources to re-engineer our platform. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software.

Claims by others that we infringe upon their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties (often referred to as a freedom to operate search), who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;

●	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

●	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

●	subject us to significant liability for damages or result in significant settlement payments; or

●	require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

We depend on our management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect its business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously and adversely affect our business, financial condition and results of operations. Although we have entered into employment or consulting agreements with our personnel, their employment is generally for no specific duration.

Our future performance also depends on the continued services and continuing contributions of our senior management team, including Sameer Maskey, our Chief Executive Officer, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of our senior management team, particularly our Chief Executive Officer, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition and results of operations.

We are subject to evolving laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products, and may be a party to material legal proceedings in the future.

We are or will be subject to complex laws and regulations at numerous jurisdictional levels in the U.S., and other locations abroad. New, or changes in such regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues in our products, and changes to our operations, which may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, we may become a party to material legal proceedings, or governmental investigations, in the future. If we are unable to successfully defend ourselves in such proceedings or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition.

Our management team has limited experience managing a public company and regulatory compliance may divert their attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.

Various factors contribute to the uncertain economic environment, the occurrence of natural disasters, pandemics, geopolitical tensions (particularly those relating to the People’s Republic of China), military conflicts, the increase in, and volatility of, interest rates, high inflation, an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping, or labor through increased prices to customers with long-term fixed contracts and formula-based or long-term fixed price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance as well as the performance of our suppliers. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our operating results. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

Our business is heavily dependent upon our international operations, particularly in Nepal, and any disruption to those operations would adversely affect us.

Our business and future growth depend largely on continued demand for our services performed from Nepal. Various factors, such as changes in the governments, could trigger significant changes in Nepal’s economic liberalization and deregulation policies and disrupt business and economic conditions in Nepal generally and our business in particular. Our business and our international operations may also be affected by actual or threatened trade war or tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our international workforce, particularly in Nepal, we may be unable to provide our solutions at an attractive price and our business could be materially and negatively impacted.

We have significant fixed costs related to lease facilities.

We have made and continue to make significant contractual commitments related to our leased facilities. These expenses will have a significant impact on our fixed costs, and if we are unable to grow our business and revenue proportionately, our operating results may be negatively affected.

Our sites operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Our sites operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all, which may have an adverse impact on our operations. In addition, in the event of non-renewal of our leases, we may be unable to locate suitable replacement properties for our sites or we may experience delays in relocation that could lead to a disruption in our operations.

Catastrophic events, including those which impact third parties on which we materially rely, could materially adversely affect our business, results of operations and/or financial condition.

A disruption or failure of our systems or operations, or the systems or operations of a third party on which we materially rely, such as in the event of a major earthquake, weather event, fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, IT failure, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.

If our backup and mitigation plans are not sufficient to minimize business disruption, our financial results could be adversely affected. We are continuously monitoring our operations and intend to take appropriate actions to mitigate the risks arising from catastrophic events, but there can be no assurances that we will be successful in doing so.

We have identified material weaknesses and significant deficiencies related in our internal control over financial reporting. If we fail to remediate these material weaknesses, maintain effective internal control over financial reporting or identify additional material weakness or significant deficiency in its internal control over financial reporting, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our company could diminish, and the value of our stock may decline.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement or other errors of our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. If we are unable to successfully remediate any current or future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

As a privately-held company, Fusemachines was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act.

In connection with the preparation and audit of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	Fusemachines did not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters to provide reasonable assurance of preventing material misstatements.

●	Fusemachines did not maintain an effective process over the revenue cycle, including not properly maintaining adequate books and records over client projects and billing which ultimately resulted in improper revenue recognition.

●	Fusemachines did not maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Fusemachines currently relies on QuickBooks for its books and records as well as financial reporting needs. Because QuickBooks lacks robust financial reporting capabilities as well as certain controls, the close process was manually intensive. This process resulted in significant delays and errors in the preparation of its consolidated financial statements. In addition, Fusemachines did not design and maintain user access controls to ensure appropriate segregation of duties and restrict user access to its financial applications to appropriate company personnel.

Management expects to address these deficiencies by implementing remediation measures, including those that have already been taken to date.

We filed a Quarterly Report on Form 10-Q for the period ended September 30, 2025 later than required, and any failure to timely file our periodic reports in the future could adversely affect our compliance with securities laws and exchange listing standards, impair our access to capital, increase regulatory scrutiny and litigation risk, and negatively impact our business and the market price of our securities.

We are required to file periodic reports with the SEC within prescribed deadlines. We did not file our most recent Quarterly Report on Form 10-Q, which included the financial information solely of CSLM, within the required timeframe. Although we ultimately filed the report, our failure to file timely evidences vulnerabilities in our reporting processes and controls and may subject us to additional regulatory and market risks. As a former special purpose acquisition company that recently completed a business combination, our financial reporting environment is undergoing significant changes and integration, which increases the complexity of our reporting obligations and the risk of future delays.

Delayed SEC filings can result in non-compliance with applicable stock exchange listing requirements, and our securities exchange may issue deficiency notices or take other actions, including initiating delisting procedures, if we do not timely cure any reporting delinquency. A late filing can also adversely affect our eligibility to use short-form registration statements on Form S-3, limit our status under shelf registration rules, and restrict our ability to access the capital markets efficiently. In addition, late or incomplete filings can trigger contractual penalties, liquidated damages, or other remedies under registration rights, financing agreements, and other commercial contracts that require us to maintain effective registration statements or timely reports, which could increase our costs or limit our financing flexibility. Delays in reporting may also elevate the risk of restatements, material weaknesses in internal control over financial reporting, and increased audit fees and remediation expenses.

Further, failure to timely file periodic reports may subject us to heightened SEC scrutiny and enforcement risk, harm investor and analyst confidence, and increase the likelihood of stock price volatility, securities class actions, and derivative litigation. The reputational impact of a late filing can be significant, particularly for companies that have recently merged with a SPAC, which commonly face greater market and regulatory attention. If we experience additional delays in future filings, or if our remediation efforts are not effective, we could face additional compliance challenges, suffer reduced liquidity and a higher cost of capital, and our business, financial condition, results of operations, and the market price of our securities could be materially and adversely affected.

Changes in accounting principles or their application to Fusemachines could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.

We prepare our consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting for our provision for income taxes. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

If our judgments or estimates relating to its critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in its stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of the combined company’s securities. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition and income taxes.

Our results of operations could be affected by currency fluctuations.

Our global operations are conducted predominantly in U.S. dollars. While revenue is generated in U.S. dollars, Fusemachines incurs expenses in other currencies, principally, Nepalese rupees and Canadian dollars. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars. Accordingly, the results of our operations are subject to currency exchange risks. To date, we have not engaged in any formal hedging program to mitigate these risks. The fluctuations in currency exchange rates may significantly impact our financial position and results of operations in the future.

Fusemachines has limited insurance which may not cover claims by third parties against Fusemachines or its officers and directors.

We have directors’ and officers’ liability insurance and commercial liability insurance policies. Claims, however, by third parties against us may exceed policy amounts and we may not have amounts to cover these claims. Any significant claims would have a material adverse effect on our business, financial condition and results of operations. In addition, our limited directors’ and officers’ liability insurance may affect our ability to attract and retain directors and officers.

Fusemachines could be subject to additional tax liabilities.

We are subject to federal, state, and local income taxes in the United States and foreign jurisdictions. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Moreover, we are subject to the examination of our income tax returns by tax authorities in the United States and various foreign jurisdictions, which may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively.

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s services. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development are expensed as incurred. Once the application development stage has been reached, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance and training costs are expensed as incurred. Capitalized software is amortized on a straight-line basis over its useful life.

Ongoing and escalating political volatility in Nepal may adversely affect our business, financial condition, and results of operations.

Nepal has experienced significant governmental turnover since the 2008 abolition of the country’s monarchy government. Beginning on September 8, 2025, thousands of demonstrators converged on central Kathmandu to protest alleged entrenched corruption, high unemployment, and perceived democratic backsliding. Security forces responded violently. Parallel and subsequent protests, demonstrations, and work stoppages have disrupted transportation and public services nationwide. Should similar or further unrest occur, we could face, among other things: restrictions on the movement of personnel and goods; interruptions to supply chains; delays in permitting or licensing; selective enforcement or abrupt changes in tax, labor, foreign-exchange, or investment regulations; increased security costs; and reputational damage. There can be no assurance that Nepal’s government will stabilize, that further violent protests will not occur, or that new regulations or emergency decrees will not materially impair our operations in the country. Any of the foregoing events, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Securities

The price of our Common Stock may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the Common Stock;

●	additions or departures of key personnel;

●	loss of a strategic relationship;

●	variations in operating results from the expectations of securities analysts or investors;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	sales of the Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and

●	economic and other external factors.

Many of these factors are beyond our control and may decrease the market price of the Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for the Common Stock will be at any time, including as to whether the Common Stock will sustain current market prices, or as to what effect that the sale of shares or the availability of the Common Stock for sale at any time will have on the prevailing market price.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Common Stock.

Our executive officers and directors exercise significant control over the company, which may limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Sameer Maskey, our Chief Executive Officer, beneficially owns approximately 20.36% of the combined voting power for the election of directors to the Company’s board of directors. As a result, this stockholder will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

This stockholder may have interests, with respect to his Common Stock, which are different from those of the public investors and the concentration of voting power among this stockholder may have an adverse effect on the price of the Common Stock.

In addition, this concentration of ownership might adversely affect the market price of the Common Stock by: (1) delaying, deferring or preventing a change of control; (2) impeding a merger, consolidation, takeover or other business combination involving us; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The requirements of being a public company may strain the Company’s resources and distract management and we will incur substantial costs as a result of being a public company.

The Company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Act. These rules, regulations and requirements are extensive. We will incur significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Company’s board of directors or as executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this Annual Report on Form 10-K and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

Sales of a substantial amount of Common Stock in the public market, particularly sales by our executive officers, directors and significant stockholders, or the perception that these sales could occur, could cause the market price of the Common Stock to decline.

Sales of a substantial number of shares of Common Stock in the public market, particularly sales by our executive officers, directors and principal stockholders, or the perception that these sales might occur, could cause the market price of the Common Stock to decline. Holders of a substantial number of shares of the Common Stock following the Business Combination are subject to lock-up provisions in our bylaws, as amended and restated (the “Bylaws”) in that, for a period of at least one year from the date of closing of the Business Combination, subject to certain exceptions, prohibit them from offering for sale, selling, contracting to sell, granting any option for the sale of, transferring or otherwise disposing of any shares of the Common Stock and of any securities convertible into or exercisable for the Common Stock, unless waived, amended, or repealed by the Company’s board of directors.

When the applicable lock-up periods expire, our security holders subject to the lock-up provisions will be able to sell shares of Common Stock in the public market. In addition, the Company’s board of directors may, in its discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the Bylaws. Pursuant to Section 7.14(d) of the Bylaws, the Company’s board of directors may also waive, amend or repeal the terms of the lock-up provision in the Bylaws for any reason, including in order to meet or maintain the Nasdaq listing requirements, which would allow the holders of any securities held by the parties to such lock-up agreements. to sell our shares without restriction, subject to applicable securities laws. Sales of a substantial number of such shares upon expiration of the lock-up provisions, the perception that such sales may occur or early release of these provisions could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, we may file a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the lock-up provisions referred to above, the shares issued upon exercise of outstanding stock options would be available for immediate resale in the open market.

A decline in the price of the Common Stock could affect the company’s ability to raise working capital and adversely impact the company’s ability to continue operations.

A prolonged decline in the price of the Common Stock could result in a reduction in the liquidity of the common stock and a reduction in our ability to raise capital. A decline in the price of the Common Stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If the Common Stock’s price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Fusemachines does not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in the company’s capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on the Common Stock and do not intend to pay cash dividends on the Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the Company’s board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

If the price of the Common Stock fluctuates, you could lose a significant part of your investment.

The market price of the Common Stock could be subject to wide fluctuations in response to, among other things, the risk factors described herein, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as the occurrence of natural disasters, pandemics, geopolitical tensions (particularly those relating to the People’s Republic of China), military conflicts, recessions, inflation, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The public stockholders will experience immediate dilution as a consequence of future issuances of Common Stock pursuant to the Fusemachines Equity Incentive Plan.

Fusemachines employees and consultants hold, and in the future may be granted, equity awards under equity incentive plans. You will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of the Common Stock.

The future exercise of registration rights may adversely affect the market price of the Common Stock.

Pursuant to the Amended and Registration Rights Agreement (as defined below), the Company has agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of the Company that are held by the Selling Stockholders, from time to time.

The registration of these securities will permit the public resale of such securities, subject to any applicable contractual lock-up obligation. The registration and availability of a significant number of securities for trading in the public market may have an adverse effect on the market price of the Common Stock.

The Public Warrants may never be in the money, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

The exercise price for the outstanding Public Warrants is $11.50 per share. There can be no assurance that the Public Warrants will be in the money prior to their expiration and as such, the Public Warrants may expire worthless.

The Public Warrants were issued in registered form under a Warrant Agreement between us and Continental Stock Transfer & Trust Company, as warrant agent, originally executed January 12, 2022 between the warrant agent and CSLM Acquisition, Corp. (CSLM  ) (“now known as Fusemachines Inc.”) and amended at Closing (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that increases the exercise price or shortens the exercise period of the Public Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

The Company may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the shares issuable upon exercise of the warrants is effective and a current prospectus relating to those shares is available throughout the thirty (30)-day redemption period, except if we elect to require the warrants to be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants, if you do not otherwise exercise you warrants, as permitted under the Warrant Agreement, before the redemption date. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or any of its permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption if the closing price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) day trading-day period ending on the third day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants on a cashless basis prior to redemption for a number of shares of Common Stock determined based on the redemption date and fair market value of the Common Stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants. In addition, such redemptions may occur at a time when the Public Warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of the Common Stock had such Public Warrants remained outstanding. If the price of the Common Stock is less than $18.00 and we seek redemption of the Public Warrants, we must call the Private Placement Warrants for redemption on the same terms.

In the event that the Company determines to redeem the Public Warrants when the closing price of the shares of Common Stock equals or exceeds $18.00 per share, pursuant to Section 6.2 of the Warrant Agreement, respectively, the Company will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by the Company not less than thirty (30) days prior to the redemption date to the registered holders of the Public Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner herein provided will be conclusively presumed to have been duly given whether or not the registered holder received such notice.

Public Warrant holders will only be able to exercise their Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of Common Stock from such exercise than if such warrants were exercised for cash.

The Public Warrants generally may not be exercised on a “cashless basis”, except as described below. In contrast, the Private Placement Warrants, for so long as they are held by the Sponsor and certain permitted transferees, may be exercised on a “cashless basis”.

The Warrant Agreement provides that in the following circumstances holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Common Stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” of the shares of Common Stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Common Stock for the ten (10) trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, a holder of Public Warrants would receive fewer shares of Common Stock from such exercise than if such warrants were exercised for cash.

The Warrant Agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits and result in increased costs to warrant holders to bring a lawsuit. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board.

The historical financial results of Legacy Fusemachines may not be indicative of what the Company’s actual financial position or results of operations would have been.

The historical financial results of Legacy Fusemachines included in this Annual Report on Form 10-K do not reflect the financial condition, results of operations or cash flows they would have achieved as a standalone public company during the periods presented or those the Company will achieve in the future. This is primarily the result of the following factors: (i) the Company will incur additional ongoing costs, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) the Company’s capital structure is different from that reflected in Legacy Fusemachines’ historical financial statements. The Company’s financial condition and future results of operations could be materially different from amounts reflected in its historical financial statements included elsewhere in this Annual Report on Form 10-K, so it may be difficult for investors to compare the Company’s future results to historical results or to evaluate its relative performance or trends in its business.

We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Once we lose our “emerging growth company” and “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of CSLM’s IPO, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of shares of public common stock.

The Inflation Reduction Act of 2022 imposes a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations beginning January 1, 2023. Because we are a Delaware corporation and our common stock is publicly traded, we are a “covered corporation” for purposes of the excise tax.

Although redemptions of our common stock that occurred in connection with the business combination closed in October 2025 may be netted against equity issuances occurring during the same taxable year, we could nevertheless incur excise tax liability for the 2025 taxable year. In addition, any future repurchases or redemptions of our common stock, whether conducted through open-market repurchases, tender offers, redemptions, net settlements of equity awards, or other transactions, may also be subject to the excise tax, unless an exemption applies.

The U.S. Department of the Treasury has finalized certain procedural regulations but the substantive rules governing the computation of the tax remain in proposed form and are subject to change. As a result, the application of the excise tax is uncertain and could materially increase the cost of future share repurchases or other capital-allocation strategies.

Delaware law and the Company’s Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Company’s amended and restated certificate of incorporation, as amended and restated (the “Certificate of Incorporation”) and Bylaws (together, the “Organizational Documents”), and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of the Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company’s board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

●	the ability of the Company’s board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the limitation of the liability of, and the indemnification of, the Company’s directors and officers;

●	the ability of the Company’s board of directors to amend the Bylaws, which may allow the Company’s board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company’s board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company’s board of directors or management.

The provisions of the Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Company’s Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on the Company’s behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or the Organizational Documents (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer or stockholder governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These provisions may have the effect of discouraging lawsuits against the Company’s directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against the Company, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action.

Risks Related to Being a Public Company

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.

As a public company, we are and will continue to be subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations, although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Our business, financial condition, and results of operations may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include, but are not limited to: our ability to attract new clients and partners, retain existing clients and partners and maximize engagement and enrollment with existing and future clients; changes in our sales and implementation cycles, especially in the case of our large clients; new solution introductions and expansions, or challenges with such introductions; changes in our pricing or fee policies or those of our competitors; the timing and success of new solution introductions by us or our competitors or announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets; any other change in the competitive landscape of our industry, including consolidation among our competitors; increases in operating expenses that we may incur to grow and expand our operations and to remain competitive; our ability to successfully expand our business, whether domestically or internationally; breaches of security or privacy; changes in stock-based compensation expenses; the amount and timing of operating costs and capital expenditures related to the expansion of our business; adverse litigation judgments, settlements, or other litigation-related costs; changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees; the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation; changes in our effective tax rate; our ability to make accurate accounting estimates and appropriately recognize revenue for our solutions for which there are no relevant comparable products; changes in accounting standards, policies, guidance, interpretations, or principles; instability in the financial markets; general economic conditions, both domestic and international; volatility in the global financial markets; political, economic, and social instability, including terrorist activities and health epidemics (including the outbreak of COVID-19), and any disruption these events may cause to the global economy; and changes in business or macroeconomic conditions. The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly.

Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.

We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. Furthermore, any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our business, financial condition, and results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, assessment of the useful life and recoverability of long-lived assets, fair value of guarantees included in revenue arrangements and fair values of stock-based awards, warrants, contingent consideration, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Risks Related to an Investment in Our Securities

There may not be an active trading market for our securities, which may make it difficult to sell shares of our common stock or warrants.

It is possible that an active trading market for our securities will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell our securities at an attractive price or at all.

The market price of our securities may be volatile, which could cause the value of your investment to decline.

The price of our securities may fluctuate significantly due general market and economic conditions. An active trading market for our securities may not develop or, if developed, it may not be sustained. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Even if an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our securities may include, but are not solely limited to, the risk factors identified herein.

In addition, the stock market in general, and Nasdaq and technology and growth companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of its actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet their continued listing standards, the Company and its stockholders could face significant negative consequences including:

●	Limited availability of market quotations for the Company securities;

●	A determination that our common stock is a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules;

●	Possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;

●	A limited amount of analyst coverage; and

●	A decreased ability to issue additional securities or obtain additional financing in the future.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are listed on the Nasdaq Global Market under the symbols “FUSE” and “FUSEW.” In order to continue the list of these securities on the Nasdaq Global Market, we are required to maintain certain financial, distribution and stock price levels. On January 15, 2026, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that we are not in compliance with the continued listing requirement to maintain a minimum Market Value of Publicly Held Shares of $15,000,000 for the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until July 14, 2026, to regain compliance with the MVPHS requirement. If at any time before July 14, 2026, our MVPHS closes at or above $15,000,000 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. If Nasdaq delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our common stock and public warrants are listed on the Nasdaq Global Market, they are covered securities. However, if our securities were no longer listed on the Nasdaq Global Market, they would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell the Common Stock for a price greater than that which you paid for it.

Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock. Sales of significant number of shares of our Common Stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that it deems reasonable or appropriate, and make it more difficult for you to sell shares of our common stock. Certain holders of our securities are entitled to rights with respect to the registration of the shares of our Common Stock under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Common Stock.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. We may also sell our Common Stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment its development and commercialization efforts. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that will be required to expand its employee base and hire additional employees to support our operations as a public company, which will increase its operating costs in future periods.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have implemented tools, processes, and strategies to promote a company-wide culture of cybersecurity risk management. This ensures that cybersecurity considerations are integrated into our decision-making processes to monitor and manage risk. Our IT Department works closely with our leadership and key operating personnel to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Due to the complexity and evolving nature of cybersecurity threats, we engaged with a cybersecurity assessment firm as an external expert, to evaluate and test our risk management systems. This partnership enables us to leverage specialized knowledge and insights, of dedicated cybersecurity firms. Our collaborations with this third-party include regular system audits, threat assessments, 24-hour monitoring, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct security assessments of all third-party providers before engagement to ensure compliance with industry cybersecurity standards and frameworks. This includes assessments performed by our Head of Technology, who oversees the Company’s cybersecurity function.

Risks from Cybersecurity Threats

The Company does not believe that it has experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company and its business strategy, results of operations and/or financial condition. These types of events, which could lead to business disruptions, unplanned downtimes or outages, particularly in critical systems or services, may impact our ability to operate efficiently, affecting business continuity.

Governance

We have implemented standard operating procedures to define the channels by which cybersecurity threats are communicated to the Board. This ensures that Board has oversight and effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, and finance, which we believe equips them to oversee cybersecurity and other risks effectively.

Management’s Role Managing Risk

The Head of Technology plays a pivotal role in informing the Audit Committee on cybersecurity risks. This role provides briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	current cybersecurity landscape and emerging threats;

●	status of ongoing cybersecurity initiatives and strategies;

●	incident reports and learnings from any cybersecurity events; and

●	compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Head of Technology and department staff. Our IT team oversees our governance programs, tests our compliance with standards, remediates known risks, stays informed of significant developments in the cybersecurity domain, and leads our employee training program.

Monitor Cybersecurity Incidents

The Head of Technology is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Under his direction, the IT department implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the IT department is equipped with a well-defined written procedure. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The Head of Technology consistently communicates with the Audit Committee regarding critical cybersecurity risks and incidents, ensuring that the organization’s highest governance bodies remain well-informed about our cybersecurity status and potential vulnerabilities. Moreover, matters of significant cybersecurity importance, along with strategic risk management decisions, are promptly escalated to the Board of Directors. This process ensures that the Board maintains thorough oversight and is equipped to offer informed guidance on critical cybersecurity issues.

Item 2. Properties.

Corporate Headquarters

The Company leases its corporate headquarters located at 251 West 30th Street, 5th Floor, New York, New York 10001.

The Company also leases approximately 11,000 square feet of office space in Nepal.

The Company believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation, nor are we aware of any pending or threatened litigation against us that we believe would materially affect our business, operating results, financial condition, or cash flows. Participants in our industry face frequent claims and litigation, including securities litigation, claims regarding patent and other intellectual property rights, and other liability claims. As a result, we may be involved in various legal proceedings from time to time in the future.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are listed on Nasdaq under the symbols “FUSE” and “FUSEW”, respectively. On March 25, 2026, the closing price of our common stock was $1.26 per share and the closing price of our public warrants was $0.09 per warrant.

Holders of Our Common Stock

As of March 26, 2026, we had 173 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2025 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Fusemachines Inc. (“Pubco” or “Fusemachines”) management believes is relevant to an assessment and understanding of Fusemachines consolidated results of operations and financial condition as of December 31, 2025, and for the fiscal year ended December 31, 2025. The discussion should be read together with Fusemachines consolidated financial statements and related notes that are included elsewhere in this annual report on Form 10-K (this “Annual report”) as of and for the year ended December 31, 2025, and December 31, 2024. Capitalized and defined terms used in this section shall have the meanings ascribed to them herein. Capitalized terms not defined in this section shall have the meanings ascribed to them elsewhere in this annual report.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Fusemachines actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report.

Company Overview

We are a leading provider of agentic AI solutions, offering innovative AI products and services to businesses. With over a decade of experience, we help enterprises seamlessly integrate AI into their operations, enhancing efficiency, reducing costs, and driving innovation. Our products and services are uniquely supported by a global talent pool, primarily sourced from underserved communities, allowing us to deliver high- quality AI solutions at scale while fulfilling our mission of democratizing AI.

Our clients have successfully utilized our AI solutions to solve critical business challenges such as improving sales forecasting accuracy, eliminating manual data entry errors. Our commitment to delivering measurable business value has enabled us to build enduring partnerships with these organizations, positioning Fusemachines as a trusted partner in their AI-driven transformation journeys.

In addition to our agentic AI solutions, we are deeply invested in education and talent development. Our AI training programs, particularly our flagship AI Fellowship Program, are designed to upskill students and professionals, providing them with hands-on experience in real-world AI applications. To date, we have certified hundreds of AI Fellows across the United States, Nepal, and the Dominican Republic. These programs not only empower individuals but also contribute to the global AI talent pool, which is critical given the current shortage of AI professionals.

We were originally incorporated under the name CSLM Acquisition Corp.(“CSLM”), as a Cayman Islands exempted Company, as a special purpose acquisition company (“SPAC”) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

In January 2024, the Company entered into an Agreement and Plan of Merger (as amended in August 2024 and February 2025, the “Business Combination Agreement”) with CSLM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CSLM (“Merger Sub”), and Fusemachines USA, Inc. (formerly Fusemachines Inc.) (“Legacy Fusemachines”). On October 22, 2025, the Company consummated the business combination whereby (a) CSLM merged with and into CSLM Holdings, Inc., a Delaware corporation and wholly owned subsidiary of CSLM at which time the separate existence of CSLM ceased and CSLM Holdings became the surviving corporation (“Pubco”) in accordance with the Delaware General Corporation Law (“DGCL”), the Cayman Islands Companies Act (As Revised) (the “Companies Act”), the Certificate of Merger, (the “Certificate of Merger”), and the amended and restated memorandum and articles of association of CSLM (the “Domestication”); (b) the merger (the “Merger”) of Merger Sub with and into Legacy Fusemachines, pursuant to which, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the separate corporate existence of Merger Sub ceased and Legacy Fusemachines became the surviving corporation and a wholly-owned subsidiary of Pubco, pursuant to the terms of the Business Combination Agreement and in accordance with the laws of the State of Delaware, as more fully described elsewhere in the Proxy Statement/Prospectus; and (c) the other transactions contemplated by the Business Combination Agreement and documents related thereto (such transactions, together with the Domestication and the Merger, the “Business Combination”). In connection with the Business Combination, Pubco was renamed “Fusemachines Inc.” (the “Company”) and Fusemachines Inc. was renamed “Fusemachines USA, Inc.” (“Legacy Fusemachines”).

The common stock of the Company began trading on The Nasdaq Stock Market (Nasdaq Global Market) under the symbol “FUSE”, and the warrants trade under the symbol “FUSEW”, beginning on October 23, 2025.

Throughout the notes to the consolidated financial statements, unless otherwise noted or the context otherwise requires, the term “Company” refers to Legacy Fusemachines and its subsidiaries prior to the consummation of the Business Combination, and to Fusemachines Inc. (the publicly traded parent company) and its subsidiaries after the consummation of the Business Combination.

Recent Developments

Business Combination

Upon consummation of the transaction on October 22, 2025, Legacy Fusemachines (the “Company”) was determined to be the accounting acquirer, and the transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Accordingly, the historical financial statements of Legacy Fusemachines became the historical financial statements of the registrant.

Accordingly, the following disclosure on “Reverse Recapitalization” is presented to summarize the common stock issued at Closing, the application of the exchange ratio, and the resulting additional paid-in-capital recognized in connection with the recapitalization.

The overall voting interest on closing date is summarized below:

Particulars	Shares	%Ownership
Shares held by Fusemachines Inc. Stockholders	14,864,110	52%
Shares held by CSLM public stockholders, Sponsor, and related parties of Sponsor	12,654,921	45%
Shares held by unrelated third parties	831,000	3%
Total	28,350,031	100%

On October 22, 2025, all holders of 29,199,809 issued and outstanding Legacy Fusemachines common stock received shares of Fusemachines Inc common stock at a par value $0.0001 per share after giving effect to the exchange ratio of 0.6580 (the “Conversion Ratio”) resulting in 19,214,201 shares of Fusemachines Inc common stock issued and outstanding as of the Closing. The issuance reflects the following events contemplated by the Business Combination Agreement:

(a) 9,043,234 shares of Legacy Fusemachines convertible preferred stock were converted into shares of Legacy Fusemachines common stock in accordance with the applicable conversion terms. Subsequently, in connection with the Business Combination, all such shares of Legacy Fusemachines common stock were exchanged for shares of common stock of Fusemachines Inc. (the “Company” or “PubCo”) based on the exchange ratio specified in the Business Combination Agreement. After giving effect to the exchange ratio, an aggregate of 5,950,673 shares of the Company’s common stock were issued.

(b) The surrender and exchange of all 29,199,809 issued and outstanding shares of Legacy Fusemachines common stock (including shares issued upon conversion of preferred stock) into 19,214,201 shares of Fusemachines Inc. common stock as adjusted by the Exchange Ratio;

(c) The other related events that occurred in connection with the Closing are summarized below:

● Upon the closing date, there is settlement of sponsor convertible note amounting to $ 3,978 thousand which was effected through a combination of $2,343 thousand in cash and balance through issuance of 408,639 common stock of Fusemachines Inc.

● Public shareholders of CSLM received an aggregate of 901,955 shares of Fusemachines Inc. common stock.

● All public rights were converted into 1,897,486 shares of Fusemachines Inc. common stock.

● 1,184,000 shares of Fusemachines Inc. common stock issued in connection with the PIPE Financing

● Issuance of 4,743,750 shares of Fusemachines Inc common stock upon conversion of non-redeemable CSLM Class A & Class B Ordinary Shares.

● Fusemachines Inc. received funds from a convertible note with an affiliate of the Sponsor in the principal amount of $2,193 thousand. On the Closing Date, the note was converted into a share of Fusemachines Inc. common stock pursuant to the conversion terms of the convertible note agreement.

● Approximately $11,005 thousand prepayment made by CSLM to the Meteora Parties pursuant to the Forward Purchase Agreement funded from the Trust Account.

● Repayment of approximately $745 thousand (principal and accrued interest) on promissory notes issued to the Chief Executive Officer.

● Each Convertible note of Legacy Fusemachines (including both related party and other convertible notes) outstanding immediately prior to the Closing was converted into shares of Legacy Fusemachines common stock of 8,048,770 shares in accordance with the applicable convertible note agreement and immediately thereafter exchanged into 5,296,271 shares of Fusemachines Inc. common stock in accordance with the Conversion Ratio specified in the Business Combination Agreement, accordingly as a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $300 thousand.

● Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. The remaining $98 thousand obligation is still outstanding and is reflected in accounts payable as of December 31, 2025.

● Upon the conversion of the April 2024, June 2024 and September 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. The warrants issuable upon conversion of the April 2024, June 2024 and September 2024 Convertible Notes are classified as equity instruments.

● The assumption of the public and private warrants, as described in Note 24 Public and private warrants of Consolidated Financial Statements.

● The Company’s amended and restated certificate of incorporation and amended and restated bylaws were adopted.

● The Company adopted the 2025 equity incentive plan.

(d) The reverse recapitalization accounting treatment was primarily determined based on the fact that the stockholders of Legacy Fusemachines held a relative majority of the voting power of Fusemachines Inc. and had the ability to nominate a majority of the members of the Board of Directors. In addition, the senior management of Legacy Fusemachines becomes the senior management of Fusemachines Inc., and the strategy and operations of Legacy Fusemachines prior to the merger represent the ongoing operations of the combined Company.

Accordingly, for accounting purposes, the financial statements of Fusemachines Inc. represent a continuation of the financial statements of Legacy Fusemachines, with the Merger being treated as the equivalent of Legacy Fusemachines issuing shares for the net assets of CSLM, accompanied by a recapitalization. The net assets of CSLM were recognized at their historical carrying amounts as of the Closing date, and no goodwill or other intangible assets were recorded. Operations prior to the Merger are presented as those of Legacy Fusemachines Inc. and the accumulated deficit of Legacy Fusemachines has been carried forward after Closing.

(e) Fusemachines Inc. incurred transaction cost of $1,873 thousands, consisting of deferred transaction cost, banking fees, legal fees, and other professional fees, which has been recorded as a reduction to additional paid-in capital as a direct and incremental cost of the reverse recapitalization.

(f) All periods presented prior to the Merger have been retrospectively adjusted to reflect the Exchange Ratio for the equivalent number of shares of Fusemachines Inc. common stock outstanding immediately after the Closing in order to effect the reverse recapitalization.

Covenant Fees

Pursuant to the Business Combination Agreement, the Company was covenanted to deliver to CSLM its audited financial statements for the year ended December 31, 2023 and 2022 for inclusion in the registration statement on Form S-4 to be filed by CSLM in connection with the Merger, and that such audited financial statements had been prepared in conformity with GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. The Company had covenanted to provide the audited financial statements no later than February 29, 2024, or incur delay fees in the amount equal to $35.0 thousand for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50.0 thousand for the second one-month delay to April 30, 2024, and thereafter $70.0 thousand for each subsequent one-month delay (pro-rated for any partial month). The Company provided the audited financial statements to CSLM in September 2024. As such, the Company has recorded $505 thousand of deferred transaction costs on the audited consolidated balance sheets as of December 31, 2024. On February 4, 2025, the company entered into a second amendment of the original agreement wherein the above-mentioned delay fee provision is deleted and provides the Company with relief from future penalties related to the delivery of the 2023 financial statements. Accordingly, the company recorded waiver in the year ended December 31, 2025 which have no impact in the consolidated Statements of Operations and Comprehensive Loss as the amount of provision was eliminated from the deferred transaction cost and from the Accounts Payable, Accrued expense and other current liabilities in the consolidated balance sheets.

Amendment of the maturity date and conversion option

Related party convertible notes payable at fair value

On January 31, 2025, the Company entered into an amendment agreement of the convertible note payable to Dolma. Pursuant to the amendment agreement, the maturity date was revised to February 28, 2026. Further, it was agreed that if the Company enters into a SPAC Business Combination Agreement at any time while the Notes are outstanding, any portion of the Aggregate Notes Amount that is not redeemed or repaid in connection or prior to the closing of the SPAC Transaction will convert, without any required action by the Holder, into shares of Common Stock immediately prior to the consummation of the SPAC Transaction contemplated by the SPAC Business Combination Agreement at a conversion rate that is derived from a Company valuation of $85,000 thousand, on a fully-diluted basis (provided that the Notes will be deemed have converted simultaneously with all other convertible notes being converted in connection the SPAC Transaction)

The Company evaluated the above amendment agreement entered on January 31, 2025, under the guidance in ASC 470-50 Debt - Modifications and Extinguishments, and it was determined terms of the amendment were not substantially different than the terms of the convertible notes prior to the Amendment. Accordingly, the aforesaid amendment was accounted for as a debt modification.

2024 Convertible Notes at fair value

On February 4, 2025, the maturity date of January 2024 convertible note was extended to July 12, 2025 pursuant to the second amendment.

The Company evaluated the above amendment agreement entered on February 4, 2025, under the guidance in ASC 470-50 Debt - Modifications and Extinguishments, and it was determined terms of the amendment were not substantially different than the terms of the convertible notes prior to the Amendment. Accordingly, the aforesaid amendment was accounted for as a debt modification.

On July 12, 2025, the maturity date of 2024 Convertible Notes were extended from July 12, 2025 to October 18, 2025, pursuant to the third amendment. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and therefore did not apply extinguishment accounting, rather it accounted for the modification on a prospective basis pursuant to ASC 470.

April 2024 Convertible Note

On February 5, 2025, the conversion price of the April 2024 Convertible Promissory Notes with principal amount of $125,000 was amended to $3.15 from the original conversion price of $4.94.

The Company evaluated the conversion feature of April 2024 Convertible Note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required and will be accounted for under the substantial premium model. Under the substantial premium model, the excess above the fair value amounting to $113.0 thousand this note will be recorded as loss on extinguishment of debt in additional paid-in-capital with a corresponding debit in the consolidated statement of profit and loss for the year ended December 31, 2025.

The April 2024 Convertible Notes were once again amended in April 2025 and basis the amendment the maturity date was revised from April 5, 2025, to April 5, 2026, pursuant to the second amendment. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and therefore did not apply extinguishment accounting, rather it accounted for the modification on a prospective basis pursuant to ASC 470.

June 2024 Convertible Note

On February 5, 2025, the conversion price of the June 2024 Convertible Promissory Note with principal amount of $130,000 was amended to $3.15 from the original conversion price of $4.94.

The Company evaluated the conversion feature of June 2024 Convertible Note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required and will be accounted for under the substantial premium model. Under the substantial premium model, the excess above the fair value amounting to $114.0 thousand this note was recorded as loss on extinguishment of debt in additional paid-in-capital with a corresponding debit in the consolidated statement of profit and loss for the year ended December 31, 2025.

On July 23, 2025, the maturity date of June 2024 Convertible Note was extended from June 17, 2025, to June 17, 2026, pursuant to the amendment.

September 2024 Convertible Note

On February 5, 2025, the conversion price of the two September 2024 Convertible Promissory Notes with principal amount of $100,000 each was amended to $3.15 from the original conversion price of $4.94.

The Company evaluated the conversion feature of September 2024 Convertible Notes offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of these notes offering is not required and will be accounted for under the substantial premium model. Under the substantial premium model, the excess above the fair value amounting to $164.0 thousand these notes was recorded as loss on extinguishment of debt in additional paid-in-capital with a corresponding debit in the consolidated statement of profit and loss for the year ended December 31, 2025.

February 2025 Convertible Note

On February 24, 2025, the company entered into a convertible promissory note amounting to $180,000 with an interest rate of 4.71% and maturity date of February 19, 2028. Upon closing of the merger, the Note shall automatically convert into the number of shares of Common Stock equal to the then outstanding Obligations under the note divided by the applicable Conversion Price i.e., $3.15.

The February 2025 Convertible Note has customary events of default, are fully secured by the assets of the Company and because the conversion feature does not meet the definition of a derivative are being accounted for at amortized cost. The proceeds of the February 2025 Convertible Note will be used for working capital purposes.

Related Party loan payable

On February 12, 2025, an amendment to the seven promissory notes was entered into between the company and the CEO, Mr. Sameer Maskey. As per the original agreement, the maturity date was earlier of (1) the occurrence of an Event of Default and (2) December 31, 2024. Pursuant to the amendment agreement, the maturity date was extended to earlier of (1) the occurrence of an Event of Default and (2) December 31, 2025

The Company evaluated the amendment in maturity date under the guidance in ASC 470-50 Debt - Modifications and Extinguishments, and it was determined that there was no gain/loss to be recorded in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025.

The Company incurred interest expense on promissory notes held at amortized cost and subsequently the promissory notes principal and accrued and unpaid interest were repaid in cash upon the Closing of merger.

Others- February 2025 Convertible Notes

In connection with the second amendment to the Business Combination Agreement, an entity provided financing to Fusemachines in the amount of $2,160,000, in exchange for a convertible note which note shall convert into shares of common stock of Fusemachines at a price of $0.44 per share (a) automatically at the time of the Business Combination, or (b) on July 12, 2025 at the option of the holder, if not, then payable in cash.

Pursuant to the terms of the Note and related Escrow Agreement, the proceeds are required to be deposited into an escrow account and will be released to the Company only upon the consummation of the Business Combination.

Further, per Section 4.2 of the Escrow Agreement “Upon the Closing, the Company, Investor and Fusemachines shall jointly deliver a Joint Release Notice to the Escrow Agent directing the Escrow Agent to disburse all Funds held in the Escrow Account to the Fusemachines Inc.” Accordingly, the escrowed funds are not freely available to the Company prior to joint instruction by the Investor, Fusemachines and the Company.

On May 22, 2025, the proceeds from Consilium Frontier Equity Fund, LP have been received into an escrow account. Upon closing of the merger, these funds were subsequently released and received in the bank account of Fusemachines Inc.

Impact of reverse capitalization on convertible note

In connection with the consummation of the Business Combination on October 22, 2025, each Legacy Fusemachines convertible note, including both related-party and non-related-party convertible notes, that was issued and outstanding immediately prior to the Closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines common stock in accordance with the convertible note agreements.

Convertible notes that are exchanged for equity pursuant to their original contractual terms are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Upon conversion, the carrying amount of the convertible debt is reclassified to equity, and no gain or loss is recognized in earnings, as the conversion is executed in accordance with the original terms of the instruments

Immediately following such conversions, all shares of Legacy Fusemachines common stock issued upon conversion were exchanged for shares of Fusemachines Inc. common stock based on the exchange ratio specified in the Business Combination Agreement.

As a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.

Litigation

Fusemachines Inc. received a legal notice dated March 27, 2025   requiring payment of $76.3 thousand to KCSA Strategic Communications under a Work Labor & Services agreement due to non-fulfillment of payment obligations. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in aggregate materially affect its results of operations, financial condition or cash flows. The company has already recognized $41.3 thousand liability in its consolidated balance sheet as of December 31, 2025.

Forward purchase agreement

On July 31, 2025, CSLM and Legacy Fusemachines (CSLM prior to the Merger and the Company after the Merger, (the “Counterparty”), entered into an over-the-counter (OTC) equity prepaid forward confirmation (the “Forward Purchase Agreement” or “FPA”) with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Sellers”)

Upon the consummation of the Merger on October 22, 2025, the Sellers (Meteora) delivered a Pricing Date Notice (as defined in the Forward Purchase Agreement). Based on this notice, the applicable Prepayment Amount (as defined in the Forward Purchase Agreement) became determinable and was subsequently funded by the Counterparty from the Trust Account (as defined in the Forward Purchase Agreement) in accordance with the Forward Purchase Agreement.

Under the material terms of the FPA:

●	The Sellers committed (in one or more Pricing Date Notices) to provide up to a maximum of 3,000,000 shares of Class A common stock for the Transaction.

●	The Counterparty agreed to pay the Sellers a Prepayment Amount equal to the Number of Shares (as defined in the Forward Purchase Agreement) specified in each Pricing Date Notice multiplied by the per-share redemption price (the “Initial Price” as defined in the Counterparty’s organizational documents). The Prepayment Amount is payable from the Counterparty’s Trust Account and subject to receipt of a Pricing Date Notice, will be wired no later than the earlier of (a) one Local Business Day after the Closing Date and (b) the date any Trust Account assets are disbursed in connection with the Business Combination.

●	The Sellers waived any rights to the Trust Account funds in respect of the FPA and agreed not to seek recourse against the Trust Account except as expressly provided in the FPA.

●	Settlement is by cash settlement at the end of the agreement: on the Valuation Date (generally three years after the Closing Date unless earlier determined under specified events as set forth in the SPA) the Seller will pay the Counterparty a cash amount equal to the Number of Shares as of the Valuation Date multiplied by the VWAP over the Valuation Period; the cash settlement payment date is the tenth local business day following the end of the Valuation Period.

●	The FPA includes an early termination mechanism: where Sellers sell (terminate) specified shares after closing, Sellers must pay an Early Termination Obligation (as defined in the Forward Purchase Agreement) to Counterparty equal to the number of Terminated Shares (as defined in the Forward Purchase Agreement) multiplied by the Termination Price of $12.00 per share (payable on the first local business day following settlement of the sale).

●	The Sellers may, at their election, request “Shortfall Warrants” (refer note 22) exercisable for a number of shares of common stock equal to the difference between the Maximum Number of Shares (as defined in the Forward Purchase Agreement) and the number of shares of common stock specified in a Pricing Date Notice; such warrants have exercise terms and an exercise price as set forth in the FPA.

●	Payment dates for periodic reporting / accounting purposes are the last day of each calendar quarter (or next local business day), until the Valuation Date; the FPA also contains customary provisions addressing indemnities, representations, Calculation Agent rights, and compliance with tender-offer and SEC rules.

The Forward Purchase Agreement includes escrow arrangements pursuant to which the Prepayment Amount funded from the CSLM trust account is held in escrow for the benefit of the Meteora Parties until settlement or release in accordance with the terms of the Forward Purchase Agreement. The Company does not have unconditional access to the funds held in escrow, and such funds are not available to satisfy the claims of the Company’s creditors.

Accordingly, the Company recorded the prepayment amount $11,005 thousand as a contra-equity share subscription receivable, presented as a reduction of stockholders’ equity (APIC), as the escrowed funds represent conditional consideration receivable from shareholders that is subject to future settlement under the Forward Purchase Agreement. The Prepayment Amount was determined based on 891,930 shares of common stock at a per share price equal to the SPAC per-share redemption price (the “Initial Price”), as defined in the Forward Purchase Agreement

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

The Forward Purchase Agreement contains features that meet the definition of a derivative under ASC 815, including an underlying based on the Company’s Class A common stock, a notional amount, payment provisions, and provisions that require or permit net cash settlement. Accordingly, at the Closing, the Company recognized a derivative liability measured at fair value, representing the portion of the escrowed Prepayment Amount that may be payable to the Forward Counterparty based on conditions existing as of the Closing Date.

The share subscription receivable and the derivative liability, when considered together, represent management’s estimate of the portion of the escrowed funds that the Company expects to ultimately retain. Subsequent changes in the fair value of the derivative liability associated with the Forward Purchase Agreement are recognized in earnings at each reporting date.

Upon receipt of consideration related to the sale of any shares sold by Meteora, the Company will record the receipt of funds as an increase to cash and a decrease to the share subscription receivable previously recorded as contra-equity.

The Company incurred no transaction costs that were directly related to issuance of the Forward Purchase Agreement.

Further subsequent to year ended December 31, 2025, the Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates, for detail refer to Note 25 - Subsequent events.

As of December 31, 2025, the value of the Forward purchase derivative liability is $9,692 thousand disclosed as Current Liability in the Consolidated Balance Sheets. Further the derivative liability is measured at fair value on a recurring basis using Level 3 inputs, refer to Note 3 – Fair Value Measurements for further information on the valuation techniques and significant unobservable inputs used in determining the fair value of this instrument.

Further, the derivative liability has been classified as current as the Company does not have an unconditional right to defer settlement beyond twelve months. The Forward Purchase Agreement includes provisions for early termination upon sale of shares by the Sellers, which can result in cash settlement within the next twelve months, as well as periodic settlement features, thereby requiring current classification

Subsequently to year ended December 31, 2025, the Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates. The Amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). The Company is currently evaluating the accounting and financial reporting implications of this Amendment, including its impact, if any, on the valuation of the related derivative instrument.

Private Investment in Public Equity (“PIPE”) Financing

On December 23, 2025, Fusemachines Inc. (the “Company”) entered into and consummated a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold shares of its common stock, par value $0.0001 per share, in a private placement transaction (the “PIPE Financing”).

In connection with the PIPE Financing, the Company issued 588,235 shares of its common stock at a purchase price of $1.70 per share, resulting in aggregate gross proceeds of $1,000 thousand. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

The proceeds from the PIPE Financing were received in cash at closing. For accounting purposes, the issuance of common stock was recorded within stockholders’ equity as permanent equity.

Public and private warrants

As of December 31, 2025, there were 3,971,250 Private Warrants and 9,487,500 Public Warrants outstanding. There are no warrants exercised as at December 31, 2025.

Public warrants

Each Public Warrant entitles the holder to purchase one whole share of the Company’s common stock. Public Warrants are exercisable only for whole warrants; no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. The Public Warrants became exercisable 30 days after the completion of the Business Combination.

The Company will not be obligated to deliver Class A common shares upon exercise of a Public Warrant (and will have no obligation to settle a Public Warrant exercise) unless a registration statement under the Securities Act, covering the shares issuable upon exercise, is then effective and a prospectus relating thereto is current, or a valid exemption from registration is available. If the conditions for registered issuance are not satisfied, holders will not be able to exercise those Public Warrants for registered shares until such time as an effective registration statement is available; in such circumstances the Company may permit (or require, as described below) cashless exercise pursuant to Section 3(a)(9) or other available exemption.

Each whole Public Warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to the customary anti-dilution and other adjustment provisions set forth in the warrant agreement. The Public Warrants became exercisable 30 days after the completion of an initial Business Combination and expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation, in each case in accordance with the warrant agreement.

The Public Warrants contain customary terms and features for contracts in the Company’s own equity, including (i) anti-dilution adjustments to the exercise price and the number of shares issuable upon exercise for share capitalizations, sub-divisions, combinations, reclassifications, certain rights offerings and Extraordinary Dividends, as described in Section 4 of the warrant agreement; (ii) the Alternative Issuance provisions in Section 4.5 of the warrant agreement, pursuant to which, upon specified reclassifications, reorganizations, mergers, consolidations, tender offers or similar change-of-control transactions, each Public Warrant becomes exercisable for the same form and amount of cash, securities or other property that a holder would receive as a common shareholder on an as-if-exercised basis immediately prior to the transaction; and (iii) an optional beneficial ownership limitation in Section 3.3.5 of the warrant agreement that permits a holder, at its election, to limit the number of Class A common shares issuable upon exercise of its warrants such that, immediately after giving effect to such exercise, the holder’s beneficial ownership of the Company’s outstanding Class A common shares does not exceed a specified “Maximum Percentage” (initially 9.8% or such other percentage specified by the holder). Public Warrants are issued in registered form, may be held in book-entry form through The Depository Trust Company and are transferable in accordance with the procedures set forth in Section 5 of the warrant agreement, subject to applicable securities law restrictions. The warrant agreement also provides that the Company is not required to net cash settle the Public Warrants and that, other than the fixed cash redemption price described above, settlement of the Public Warrants occurs through the issuance of equity or the delivery of the Alternative Issuance consideration specified in the contract.

The Company may call the Public Warrants for redemption

● in whole and not in part;

● at a price of $0.01 per warrant;

● upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

● if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

As of December 31, 2025, if holders elect to exercise Public Warrants for cash, the Company would deliver one Class A common share for each Public Warrant exercised and would receive cash equal to the fixed exercise price per share. The aggregate fair value of the shares issued upon such cash exercise would vary directly with the then-current market price of the Company’s Class A common stock, whereas the per-warrant exercise price and resulting cash proceeds to the Company remain fixed in accordance with the warrant agreement.

When Public Warrants are exercised on a cashless basis in accordance with the warrant agreement, each warrant is settled through the issuance of a reduced number of Class A common shares determined by reference to the then-current “Fair Market Value” of the Class A common stock and the fixed exercise price. As the market price of the Company’s Class A common stock increases above the exercise price, the number of shares issued per Public Warrant and the aggregate fair value of the shares delivered on cashless exercise increase; conversely, as the market price approaches or falls below the exercise price, the number of shares issued per Public Warrant and the aggregate fair value of the shares delivered decrease, and no shares would be delivered if the Public Warrants are out-of-the-money.

If and when the Public Warrants become redeemable and the Company elects to redeem them for cash in accordance with the warrant agreement, the Company would be obligated to pay the fixed contractual redemption price per Public Warrant and the Public Warrants would be cancelled without the issuance of any Class A common shares. Although the fixed redemption price per warrant does not change with the market price of the Company’s Class A common stock, the Company may only exercise this redemption alternative if the Reference Value of the Class A common stock equals or exceeds the specified redemption trigger, which is based on the trading price of the Company’s shares.

In the event of certain reclassifications, reorganizations, mergers, consolidations, tender offers or similar transactions that result in a change of control, the Public Warrants provide for an “Alternative Issuance” under which each Public Warrant becomes exercisable for the cash, securities or other property that the holder would have been entitled to receive if the holder had exercised the Public Warrant and participated in the transaction as a common shareholder immediately prior to its consummation, as described in the warrant agreement. Accordingly, the amount and form of consideration delivered upon settlement under this alternative will generally change in direct proportion to the per-share consideration (whether in cash, stock or other property) payable to the Company’s common shareholders in the underlying transaction, which reflects the then-current fair value of the Company’s equity shares.

Private warrants

The Private Placement Warrants are substantially identical to the Public Warrants, except that (i) the Private Placement Warrants may be exercised for cash or on a cashless basis, at the holder’s option; (ii) the Private Placement Warrants and the Class A common shares issuable upon their exercise are subject to certain transfer restrictions pursuant to the letter agreement between the Company, the Sponsor and other parties thereto, as amended from time to time, including that any permitted transferee must agree to be bound by such transfer restrictions; (iii) the Private Placement Warrants are not redeemable by the Company; and (iv) the holders of the Private Placement Warrants (including the Class A common shares issuable upon exercise thereof) may be entitled to certain registration rights. The Private Placement Warrants will not become Public Warrants upon any transfer and shall remain non-redeemable.

As of December 31, 2025, if holders elect to exercise the Private Placement Warrants for cash, the Company would deliver one Class A common share for each Private Placement Warrant exercised and would receive cash equal to the fixed exercise price per share. Consistent with the Public Warrants, the aggregate fair value of the shares issued upon such cash exercise of the Private Placement Warrants would vary directly with the then-current market price of the Company’s Class A common stock, while the per-warrant exercise price and resulting cash proceeds to the Company remain fixed in accordance with the warrant agreement.

When Private Placement Warrants are exercised on a cashless basis in accordance with the warrant agreement, each warrant is settled through the issuance of a reduced number of Class A common shares determined by reference to the “Sponsor Exercise Fair Market Value” of the Class A common stock and the fixed exercise price. As the market price of the Company’s Class A common stock increases above the exercise price, the number of shares issued per Private Placement Warrant and the aggregate fair value of the shares delivered on cashless exercise increase; conversely, as the market price approaches or falls below the exercise price, the number of shares issued per Private Placement Warrant and the aggregate fair value of the shares delivered decrease, and no shares would be delivered if the Private Placement Warrants are out-of-the-money.

The Alternative Issuance provisions described above for the Public Warrants also apply to the Private Placement Warrants such that, upon the specified reclassification, reorganization, merger, consolidation, tender offer or similar change-of-control transactions, each Private Placement Warrant becomes exercisable for the same form and amount of cash, securities or other property that would be received by a common shareholder on an as-if-exercised basis immediately prior to the transaction, and the settlement amount therefore varies directly with the per-share consideration payable to the Company’s common shareholders.

Classification and accounting: The Company evaluated the terms of the Public and Private Warrants under the relevant U.S. GAAP guidance for freestanding financial instruments and derivative accounting and concluded that both the Public Warrants and the Private Warrants meet the criteria for equity classification. In connection with the reverse recapitalization transaction, the Public Warrants and Private Warrants that were outstanding immediately prior to the transaction were initially recorded through the reverse recapitalization and are presented within stockholders’ equity on the consolidated balance sheet as part of additional paid-in capital (rather than as a separate warrant liability line item). Because the Public Warrants and Private Warrants are classified in equity, there is no subsequent remeasurement required after initial recognition and changes in the fair value of the Company’s common stock do not give rise to gains or losses in the statement of operations related to these warrants.

Cashless Exercise of Stock Options

In August 2025, certain Fusemachines employees exercised an aggregate of 745,896 options to purchase shares of Fusemachines common stock on a cashless basis via net share settlement resulting in the net share issuance of 666,662 shares of Fusemachines common stock. The transaction has been accounted under the guidance of ASC 718 - Stock Compensation. The cashless exercise mechanism does not change the substantive terms or fair-value-based measure of the awards and therefore does not constitute a modification under ASC 718.

2025 Omnibus Equity Incentive Plan (the “Plan”)

On July 28, 2025, the Board of Directors and shareholders of the Company approved the Fusemachines Inc. 2025 Omnibus Equity Incentive Plan (the “Plan”). The Plan authorizes the Company to issue up to 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units, or other equity-based awards. Subsequent to December 31, 2025, the Company is in the process of granting awards under the Plan to certain employees. As the awards were not granted and no shares were issued under the Plan as of December 31, 2025, no amounts have been recognized in the accompanying consolidated financial statements.

Shortfall Warrant

In connection with the execution of the Forward Purchase Agreement the Company agreed to issue “Shortfall Warrants” to the Sellers (Meteora) for shares not elected under the Forward Purchase Agreement, representing the difference between the maximum number of shares subject to the FPA and the number of shares ultimately elected by the Forward Counterparty.

Seller in its sole discretion may request (in one or more requests) warrants of the Counterparty exercisable for Shares in an amount equal to (i) the Maximum Number of Shares less (ii) the Number of Shares specified in the Pricing Date Notice (the “Shortfall Warrants,” and the Shares underlying the Shortfall Warrants, the “Shortfall Warrant Shares”). The Shortfall Warrants shall have an exercise price equal to the termination price which is defined $12 in the forward purchase agreement and is subject to reset in accordance with the pricing provisions of that agreement, and this termination price has subsequently been amended; for further details, refer to Note 25 – Subsequent Events.

The warrants grant the holders the right to purchase a fixed number of shares (2,108,070) at a fixed exercise price/termination price. The Shortfall Warrants are exercisable for shares of common stock and were issued concurrently with the consummation of the Business Combination on October 22, 2025 (the “Initial Exercise Date”) and are exercisable at any time from the Initial Exercise Date until 5:00 p.m. (New York City time) on October 22, 2028 (the “Termination Date”). No shortfall warrants have been exercised as at December 31, 2025.

The Shortfall Warrants contain a beneficial ownership limitation that, subject to certain limited exceptions, restricts a holder from exercising the Shortfall Warrants to the extent that, following such exercise, the holder, together with its affiliates and certain related parties, would beneficially own more than 9.9% of the Company’s outstanding common stock. A holder may increase or decrease this beneficial ownership limitation upon notice to the Company, provided that any increase will not be effective until the 61st day after such notice and in no event may the beneficial ownership limitation exceed 9.9%.

The exercise price and the number of Shortfall Warrant Shares are subject to customary anti-dilution adjustments for stock dividends and other distributions on the Company’s common stock, stock splits, reverse stock splits, reclassifications and certain rights offerings. In addition, subject to any required shareholder approvals and applicable stock exchange rules, the Company may, in its discretion, reduce the exercise price of the Shortfall Warrants for any period of time.

The Shortfall Warrants and the rights thereunder are transferable, in whole or in part, with the prior written consent of the Company and subject to compliance with applicable securities laws and payment of any applicable transfer taxes. The warrants may be divided or combined into new warrants, and, if properly assigned, may be exercised by a permitted transferee without the issuance of a new warrant certificate.

The Company evaluated the Shortfall Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, including the guidance in ASC 815-40 related to contracts indexed to, and potentially settled in, an entity’s own equity.

In making this assessment, the Company considered, among other factors:

● whether the Shortfall Warrants are freestanding financial instruments,

● whether the warrants are indexed to the Company’s own stock,

● whether settlement is required to be in shares rather than cash, and

● whether any provisions could require net cash settlement under circumstances outside the Company’s control

Accordingly, in connection with the reverse recapitalization, the Company recognized the Shortfall Warrants at their initial fair value of $1,009 thousands, which is included within additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet.

Based on this assessment, the Company concluded that the Shortfall Warrants meet all of the criteria for equity classification under ASC 815-40. Accordingly, the Shortfall Warrants are classified as equity and are not subject to subsequent remeasurement.

Subsequent to year ended December 31, 2025, the Company entered into an amendment on February 3, 2026, to the Common Stock Purchase Warrant (the “Warrant Amendment”) originally issued on October 22, 2025 in connection with the Business Combination with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Holder”). Pursuant to the Warrant Amendment, the exercise price of the warrant was amended such that the exercise price per share of the Company’s common stock is $10.00, subject to customary adjustments as set forth in the warrant agreement. All other terms and conditions of the warrant remain unchanged and continue in full force and effect. The Company is currently evaluating the accounting and financial reporting implications of the Warrant Amendment, including its impact, if any, on the classification and valuation of the warrant.

Financial Performance

For the year ended December 31, 2025, and December 31, 2024, we generated revenues of $7.71 million and $8.81 million and reported a net loss of $0.93 million and $15.38 million, respectively. Net cash used in operating activities was $5.53 million for the year ended December 31, 2025, and $2.20 million for the year ended December 31, 2024. As noted in our consolidated financial statements, we had an accumulated deficit of $35.15 million as of December 31, 2025, and $34.21 million as of December 2024.

Key Factors and Trends Affecting Results of Operations

We believe the following factors and trends may cause previously reported financial information not to be necessarily indicative of future operating results or future financial conditions:

● Market Competition: The AI industry is highly competitive and is changing rapidly with numerous players vying for market share. We attempt to mitigate this risk by continuously innovating and differentiating our offerings, as we have been delivering AI solutions for well over a decade and have deep institutional capabilities to stand apart in terms of our ability to provide value to our customers and scale. Nevertheless, increasing competition could result in loss of business or pressure on margins for Fusemachines.

● Technological Changes: Rapid technological advancements in AI can impact our offering, dilute our value proposition and require us to pivot in different directions. However, given our broad spectrum of AI solutions, coupled with our ability to produce AI talent, our deep investment in research and development, and a culture of continuous learning, we have been able to navigate these changes effectively.

● Adequate Capital Raise: As of December 31, 2025, we have limited financial resources as our existing cash and cash equivalents provide limited operating runway relative to our current cost structure and planned growth initiatives. Although we raised capital in connection with the consummation of the Business Combination and related PIPE financing during 2025, we expect that additional capital will be required to fund operations, support product development, expand sales and marketing activities, and meet our working capital requirements.

We may seek to raise additional funds through equity offerings, debt financings, strategic investments, or other capital sources. However, there can be no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. Unless we achieve substantial profitability, we anticipate that we will likely need to raise additional capital to fund our operations while we implement and execute our business plan.

● Ability to manage costs and expenses while achieving revenue growth: Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. As part of our sales efforts, we also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to full revenue generating contracts.

● Finance costs: Historically, the Company issued certain convertible promissory notes to finance its operations, as further described in Note 10 – Long-Term Debt to the consolidated financial statements. These instruments bore interest and were subject to automatic conversion. In connection with the consummation of the Business Combination during 2025, the outstanding principal and accrued interest under these convertible notes were converted into equity securities in accordance with their contractual terms. As a result, no convertible promissory notes remained outstanding as of December 31, 2025 other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $300 thousand. Accordingly, finance costs for the year ended December 31, 2025 primarily reflect interest expense incurred prior to the conversion date. Following the conversion, the Company no longer incurs interest expense related to these instruments, which has reduced ongoing finance costs compared to prior periods.

Emerging Growth Company and Smaller Reporting Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a Company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Until the Company is considered to be an emerging growth company, the Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

Segment Reporting

We operate as one operating segment with a focus on data engineering, artificial intelligence consulting, and technical services. Our Chief Executive Officer (“CEO”), as our chief operating decision maker, manages and allocates resources to the operations of the Company on a consolidated basis. This enables our CEO to assess the overall level of available resources and determine how best to deploy these resources across service lines in line with our long-term company-wide strategic goals.

Results of Operations

The period-to-period comparisons of results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. We have derived this data from our annual consolidated financial statements included elsewhere in this annual report.

Year ended December 31, 2025, Compared To Year Ended December 31, 2024

	Year ended December 31,
(In thousands)	2025	2024	$ Variance	% Variance

Revenue	$7,714	$8,811	$(1,097)	(12)%
Cost of revenue (1)	(3,407)	(3,976)	569	(14)%
Gross profit	4,307	4,835	(528)	(11)%

Operating expenses:
Selling and marketing (1)	1,365	1,964	(599)	(30)%
General and administrative (1)	8,176	10,333	(2,157)	(21)%
Research and development (1)	720	732	(12)	(2)%
Total operating expenses	10,261	13,029	(2,768)	(21)%
Loss from operations	(5,954)	(8,194)	2,240	27%

Other (expense) income:
Interest expense	(268)	(234)	(34)	15%
Loss on extinguishment of convertible notes payable / notes payable	(391)	(601)	210	(35)%
Loss on extinguishment of payable	-	(70)	70	100%
Gain/(Loss) on change in fair value of convertible notes, and warrant liability	6,544	(6,104)	12,648	(207)%
Gain/(Loss) on change in fair value of forward purchase derivative liability	(1,076)	-	(1,076)	(100)%
Other (expense) income	220	(148)	368	(249)%

Total other expense, net	5,029	(7,157)	12,186	(170)%
Loss before income taxes	(925)	(15,351)	14,426	(94)%
Provision for income tax	(3)	(31)	28	90%
Equity in earnings of investee, net of income tax position of $0 and $0, respectively	-	(1)	1	(100)%
Net loss	$(928)	$(15,383)	$14,455	94%

Other comprehensive income (loss):
Change in foreign currency translation adjustment	$10	$57	$(47)	(82)%
Total comprehensive loss	$(918)	$(15,326)	$14,408	(94)%

Net loss per share - basic and diluted	$(0.08)	$(2.21)	$2.13	96%
Weighted-average common shares outstanding - basic and diluted	11,525,384	6,958,570

(1) Includes stock-based compensation expense as follows:

	Year ended December 31,
	2025	2024	$Variance
General and administrative	$154	$723	$(569)
Cost of revenue	$21	$44	$(23)
Selling and marketing	$38	$170	$(132)
Research and development	$18	$130	$(112)
Total stock-based compensation expense	$231	$1,067	$(836)

For Revenue recognition policy refer note details under “Critical accounting policies and estimates” section

We provide services to customers worldwide, with the majority of revenues being derived from contracts with customers located within the United States. The table below presents the breakdown of our revenues, based on the customer’s location (in thousands).

	Year Ended December 31,
	2025	2024
Customer locations
United States	$7,342	$8,544
Rest of the world	$372	$267
Total revenue	$7,714	$8,811

The table below presents the breakdown of our revenues, based on the type of services (in thousands).

	Year Ended December 31,
	2025	2024
Service type
AI Solutions (Product and Services) *	$7,581	$8,811
AI Education Services	$133	-
Total revenue	$7,714	$8,811

*AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Revenue for the year ended December 31, 2025, reduced to $7.71 million as compared to $8.81   million for the year ended December 31, 2024, due to AI Solutions (Products and Services). Overall revenue decreased by $1.10 million mainly due to termination of 12 customers and reduction in contract size of 16 customers which resulted in loss of revenue by $2.99 million. This decrease was partially offset by 11 new customer contracts and increase in contract size of 9 customers adding $1.91 million of revenue.

Cost of revenue – Cost of revenue primarily consists of consulting and payroll expenses that are assigned to building AI solutions.

Cost of revenue decreased by $0.57 million to $3.40 million for the year ended December 31, 2025, compared to $3.97 million for the year ended December 31, 2024. The decrease was primarily driven by lower consultancy expenses of $0.22 million and a reduction in payroll expenses of $0.37 million. The decline in consultancy costs was mainly attributable to a decrease in the average cost per consultant which is $50K in year 2024 and $48K in year 2025, in the United States (US) entity, while the average headcount of billable consultants also decreases from 39 in year 2024 to 35 in year 2025. In the Nepal entity, the decrease was due to the offboarding of two consultants who were engaged in client projects during 2024 but not in 2025. The reduction in payroll expenses was driven by a combination of factors. In the US entity, the average cost per employee decreased slightly from $139k in year 2024 to $130k in year 2025, with the average headcount remaining constant at 8. In contrast, in the Nepal entity, the decrease was mainly due to a decline in average headcount from 327 in 2024 to 270 in 2025 as there was reduction in billable resource and employee resignation, even though the average cost per consultant increased in 2025. Additionally, there was a $0.02 million decrease in cost of revenue related to stock-based compensation, primarily due to the completion of vesting for previously granted awards.

Gross profit – Gross profit is calculated as revenue less total cost of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix changes among our service agreements, and product mix changes between established services and new services.

Gross profit decreased by $0.53 million to $4.31 million for the year ended December 31, 2025, compared to $4.84 million for the year ended December 31, 2024, as a result of lower sales.

Selling and marketing expenses – Selling and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, travel and accommodation expenses, as well as advertising and consulting costs related to such activities.

Selling and marketing expenses decreased by $0.59 million, from $1.96 million for the year ended December 31, 2024, to $1.37 million for the year ended December 31, 2025. The decrease was primarily attributable to lower commission expenses, consulting fees, payroll costs, and stock-based compensation.

Commission expenses decreased by $0.06 million, as only few business deal brought on by sales team in current year 2025, unlike in the prior year. Consulting fees for the selling and marketing team decreased by $0.06 million, mainly because consultants worked fewer hours in 2025 compared to 2024, and one consultant was transitioned to payroll.

Payroll expenses decreased by $0.11 million, primarily due to a reduction in headcount as three employees resigned and one shifted to consultant in, in the United States (US) entity, additionally the average costs has slightly decreased $142 thousand in year 2024 to $131 thousand in year 2025.

In addition, stock-based compensation expenses decreased by $0.13 million, due to the completion of vesting for previously granted awards.

General and administrative expenses – General and administrative expenses consist of expenses associated with general and administrative functions of the business such as the costs of salaries, IT infrastructure, bad debt, travel, legal and accounting services, insurance, rent, software and tools, meals, other professional services activities, and certain non-income taxes.

General and administrative expenses decreased by $2.15 million, from $10.33 million for the year ended December 31, 2024, to $8.18 million for the year ended December 31, 2025. The decrease was primarily driven by lower professional charges, stock-based compensation, and bad debt expenses, partially offset by higher payroll and consultancy expenses.

Professional charges decreased by approximately $2.5 million compared to the prior year, primarily driven by management’s conscious efforts to optimize and reduce operational costs, resulting in lower professional expenses during the period. Further Stock-based compensation expense declined by $0.57 million, primarily due to the completion of vesting for previously granted awards. Additionally, bad debt expense has been decreased by $0.48 million during the period as allowances were provided for the long outstanding Accounts receivables in previous year. Further, there has been decrease in consultancy expense for approximately $0.30 million as in US entity there has been decrease in headcount from 16 in year 2024 to 10 in year 2025 and there has also been decrease in IT infrastructure expense due to significant decrease of utilization for Amazon Web, Google Suite and termination of Meta Workspace.

These reductions were partially offset by an increase in payroll expenses of $0.49 million and payout of incentive linked to business combination amounting to $1.0 million. The payroll expense has been increasing as in US entity the average head count has increased from 9 in year 2024 to 11 in year 2025 and there is an increment of insurance cost due to increase in premium amount of Director and officer.

Research and development expenses – Research and development expenses include costs associated with software product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance.

Research and development expenses for the year ended December 31, 2025, decreased by $0.01 million to $0.72 million as compared to $0.73 million for the year ended December 31, 2024. The decrease was primarily due to stock-based compensation of $0.11 million due to the completion of vesting for previously granted awards. This was partially offset by increases in payroll expenses of $0.08 million as the headcount increased from 36 in year 2024 to 44 in year 2025.

Interest expense – Interest expense represents interest payable on our borrowings including the debt discount that is being amortized, as well as debt financing and equity issuance costs that are amortized to interest expense.

Interest expense increased by $0.03 million to $0.27 million for the year ended December 31, 2025, from $0.23 million for the year ended December 31, 2024. The increase was primarily due to a higher outstanding balance of promissory notes reflecting the issuance of a new promissory notes between the periods. Further Pursuant consummation of the Business Combination on October 22, 2025, substantially all Fusemachines convertible notes that were issued and outstanding immediately prior to the Closing were converted into shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements. As a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025 other than related party note payable related to Dolma amounting $300 thousand.

Loss on extinguishment of debt – Loss on extinguishment of debt for the year ended December 31, 2025 represents $0.1 million related to April 2024 Convertible Note, $0.1 million related to June 2024 Convertible Note and $0.2 million related to September 2024 Convertible Notes. Loss on extinguishment of debt are related to modification of the aforementioned loans on account of change in conversion price from $4.94 to $3.15 was accounted for under the substantial premium model in accordance with ASC 470, Debt where the excess above the fair value of these notes was recorded as loss on extinguishment of debt.

Loss on extinguishment of debt for year ended December 31, 2024 represents the repayment of the 2023 Notes Agreement. In August 2023, we entered into a loan and security agreement with a lender (the “2023 Notes Agreement”) that will make available to us the loans in an aggregate principal amount of up to $4.0 million in three separate tranches. In January 2024, we repaid the entire aggregate outstanding principal on the 2023 Notes Payable along with an additional payment for interest, prepayment fees, and lender fees. These payments resulted in a loss, recorded in loss on extinguishment of debt.

Loss on extinguishment of debt for the year ended December 31, 2025, was $0.39 million as compared to $0.60 million for the year ended December 31, 2024.

Loss on change in fair value – Loss on change in value represents the changes in fair value related to our convertible notes, warrant liability and forward purchase derivative liability.

Gain/(Loss) on change in fair value for the year ended December 31, 2025 was a gain of $5.47 million as compared to ($6.10 million) for the year ended December 31, 2024. We qualified for and elected to account for the convertible notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. As a result, the convertible notes were recorded at fair value upon issuance and recorded as gain and loss on change in fair value in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025 and December 31, 2024, respectively.

In connection with the consummation of the Business Combination on October 22, 2025, substantially all outstanding convertible notes were either converted into equity or repaid, and therefore fair value changes were recognized only up to the closing date of the Business Combination. During this period, the Company recorded a net increase of approximately $5.72 million in gains related to changes in the fair value of the convertible notes. The increase in fair value promissory note was primarily driven by a decline in the estimated market price of the Company’s underlying equity, which decreased from approximately $7.48 per share as of December 31, 2024 to approximately $3.40 per share immediately prior to the Business Combination, resulting in a corresponding reduction in the fair value of the convertible instruments.

In addition, the Company recorded an increase of approximately $1.08 million in the fair value of forward purchase derivative liability. This increase was primarily driven by changes in key valuation inputs, including the Company’s relatively low share price of $1.65, elevated equity volatility of 65.0%, and the remaining contractual term of approximately 2.81 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement. Further, the fair value was further impacted by adjustments for counterparty credit risk of 6.3%. The remaining changes in fair value during the period primarily relate to the re-measurement of the warrant liability.

Upon conversion, the carrying amount of the convertible debt is reclassified to equity, and no gain or loss is recognized in earnings, as the conversion is executed in accordance with the original terms of the instruments The Company’s management performed a quantitative assessment of Gain/(Loss) on change in fair value for prior period, and in doing so, considered an independent fair valuation report obtained by management.

Other (expense) income – Other (expense) income consists of our proportional share of earnings and losses related to our equity method investment as well as impairment loss, penalties and settlements, and other miscellaneous expenses.

Other income for the year ended December 31, 2025, was $0.22 million, compared to other expenses of $(0.15) million for the year ended December 31, 2024, representing an improvement of $0.37 million. The improvement was primarily attributable one time impairment loss booked last year amounting $0.12 million and balance pertains to forex exchange gain and other income as compared to last year

Provision for income tax – Provision for income tax is accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for all future benefits including, but not limited to, net operating losses, research and development credit carryforwards, and basis differences with certain assets and liabilities.

Provision for income tax is $0.003 million for the for the year ended December 31, 2025 and $0.03 million  for year ended December 31,2024.

Net loss – Net loss for the year ended December 31, 2025, was $0.93 million, compared to a net loss of $15.38 million for December 31, 2024. The change was the result of increase in profit on change in fair value of convertible notes, warrant liability and forward purchase derivative liability, decrease in General and administrative and Selling and Marketing expense and due to decrease in stock-based compensation due to the completion of vesting for previously granted awards, payroll expenses and decrease in Loss on extinguishment of debt.

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We report certain key financial measures that are not required by, or presented in accordance with GAAP, and these non-GAAP financial measures should not be considered as an alternative to the information prepared in accordance with GAAP. In addition, the Company’s management reviews performance by focusing on several key performance indicators not prepared in conformity with GAAP. We believe these non-GAAP financial measures provide a useful measure of our operating results, a meaningful comparison with historical results and with the results of other companies, and insight into our ongoing operating performance. Further, we utilize these measures, in addition to GAAP measures, when evaluating and comparing our operating performance against internal financial forecasts and budgets.

However, there are several limitations related to the use of non-GAAP financial measures because it excludes significant expenses or credits that are required by GAAP to be included in our financial statements. In addition, other companies may calculate non-GAAP measures differently or may use other measures to calculate their financial performance. Therefore, non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

The Company defines adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) as net loss before interest expense, income tax expense (benefit), depreciation and amortization, as adjusted to exclude stock-based compensation, fair value changes, loss on extinguishment of debt and payable, and aborted IPO costs that consisted of direct and incremental costs, such as accounting, consulting, and legal fees, incurred in connection with the aborted IPO.

Non-GAAP Reconciliations

We use the non-GAAP measures EBITDA and adjusted EBITDA to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections, and make strategic decisions. Also, we exclude depreciation and amortization, stock-based compensation and fair value changes, which are non-cash expenses, from these non-GAAP financial measures because we believe that excluding these items provides meaningful supplemental information regarding operational performance and provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our consolidated statements of operations and comprehensive loss. Thus, our non-GAAP EBITDA and adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing reconciliations of these non-GAAP measures to the most comparable GAAP measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measures.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2025, and December 31, 2024, is as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Net loss	$(928)	$(15,383)
Interest expense	268	234
Provision for tax	3	31
Depreciation and amortization	189	179
EBITDA	$(468)	$(14,939)
Stock-based compensation	231	1,067
Fair value adjustments (1)	(5,468)	6,104
Extinguishment of payable	-	70
Extinguishment of debt	391	601
Adjusted EBITDA	$(5,314)	$(7,097)

(1) Represents change in fair value of convertible notes, warrant liability and forward purchase derivative liability.

Liquidity and Capital Resources as of December 31, 2025

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

We formally evaluated our liquidity and cash position most recently in 2025 when preparing our 2025 consolidated financial statements. As of December 31, 2025, we had cash of approximately $4.22 million and a net working capital deficit of approximately $13.30 million. As of that date, we also had an accumulated deficit of approximately $35.15 million and a net loss of $0.93 million for the year then ended.

As of December 31, 2024, we had cash of approximately $0.50 million and a net working capital deficit of approximately $16.18 million. As of December 31, 2024, we had an accumulated deficit of $34.22 million and a net loss of $15.38 million for the year ended December 31, 2024.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these consolidated financial statements were issued. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, the Company’s ability to continue operations depends on obtaining additional equity or debt financing and, ultimately, on generating profits from operations and achieving positive operating cash flows — neither of which is assured.

On October 22, 2025, Merger Sub merged with and into Legacy Fusemachines with Legacy Fusemachines continuing as the surviving company and becoming a wholly owned subsidiary of Fusemachines Inc. In connection with the closing, approximately $14.0 million in cash was received for the issuance of shares of Fusemachines Inc. common stock. Substantially all convertible notes were settled through the issuance of Fusemachines Inc. Common Stock, other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $300 thousand, and certain promissory notes were repaid in cash upon closing. Following the business combination, the net balance of cash and cash equivalents was approximately $9.4 million. The Company’s trade payables, accrued expenses, and other current liabilities exceed the net cash and cash equivalents balance. Management is evaluating initiatives to streamline operations through reductions in headcount and consultant costs, and continued negotiations with vendors to achieve more favorable terms. In addition, the Company’s business plan anticipates a measured growth trajectory supported by new client acquisitions and expansion of existing customer relationships. While these actions are expected to enhance the Company’s financial position and extend its operational runway once implemented, they remain in the planning and negotiation stages.

As of the date on which these consolidated financial statements were available to be issued, we believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows

Year End Cash Flows

The following table summarizes our cash flows for the periods presented

	Year Ended Dec 31,
(In thousands)	2025	2024	Variance
Net cash provided by (used in):
Operating activities	$(5,529)	$(2,201)	$(3,328)
Investing activities	$(165)	$(176)	$11
Financing activities	$9,418	$2,612	$6,806
Effect of exchange rate changes on cash	$(3)	$(1)	$(2)
Net increase (decrease) in cash	$3,721	$234	$3,487

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 increased by $3.32 million to $5.53 million, compared to $2.2 million in the same period in 2024. This increase was primarily driven by a reduction in non-cash gains, as net loss decreased to $0.93 million for the year ended December 31, 2025 from $(15.38) million in 2024, largely due to changes in the fair value of convertible notes, warrant liability and forward purchase derivative liabilities. Additionally, selling and marketing expenses decreased due to lower stock-based compensation following the completion of vesting for previously granted awards. Further, changes in working capital decreased to $0.21 million from $4.39 million in the prior year. The $5.53 million net cash used in operating activities in 2025 was primarily related to (i) a net loss of $(0.93) million, offset by; (ii) depreciation and amortization of $0.19 million; (iii) provision for credit losses of $0.06 million; (iv) stock-based compensation of $0.23 million; (v) amortization of right-of-use assets of $0.09 million; (vi) Loss on extinguishment of debt of $0.39 million; (vii) Changes in fair value of Convertible Notes at Fair Value and Forward Purchase derivative liability of $ (6.54) million; (viii) Change in fair value of common stock warrant liability of $1.08 million (ix) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.10 million; (x) Working capital changes of $(0.21) million.

Net cash used in operating activities during the year ended December 31, 2024 was $2.2 million. The $2.2 million net cash used in operating activities in 2024 was primarily related to (i) a net loss of $15.4 million, offset by; (ii) depreciation and amortization of $0.18 million; (iii) provision for credit losses of $0.5 million; (iv) stock-based compensation of $1.1 million; (v) amortization of right-of-use assets of $0.1 million; (vi) changes in fair value of convertible notes and common stock warrant liability totalling $6.1 million ($5.6 million and $0.5 million, respectively); (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.1 million; (viii) Loss on extinguishment of debt and payable of $0.7 million ($0.6 million and $0.1 million, respectively) and (ix) Working capital changes of $4.4 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025, was $0.17 million compared to $0.18 million during the year ended December 31, 2024. The $0.17 million net cash used in investing activities in 2025 consisted of $0.11 million in costs capitalized for internally developed software and $0.05 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2024 was $0.18 million and consisted of purchases of property and equipment of $0.02 million, costs capitalized for internally developed software of $0.14 million.

Financing Activities

Net cash provided by financing activities was $9.42 million in the year ended December 31, 2025, compared to $2.61 million in December 2024, representing an increase of $6.81 million over the respective periods. The increase in cash flow from financing activities was primarily due to i) proceeds from reverse capitalization of $9.43 million; (ii) proceeds from Issuance of issuance of shares pursuant to PIPE transaction of $1.00 million; (iii) proceeds from convertible notes payable of $0.18 million (iv) payments of related party notes payable of $(0.70) million. Balance $0.84 million pertains to payment of deferred transaction cost and $0.34 million relates to proceeds received and payments made in connection with directors’ and officers’ insurance during the current period.

Net cash provided by financing activities was $2.6 million in the year ended December 31, 2024~~.~~ The $2.6 million net cash provided by financing activities in 2024 consisted of (i) proceeds from convertible notes at fair value of $6.5 million; (ii) proceeds from convertible notes payable of $0.5 million; (iii) proceeds from related party loan payable of $0.7 million, offset by (iv) payments on notes payable of $3.0 million; (v) common stock repurchase of $2.0 million; and partially offset by (vi) exercise of stock options and payment of deferred transaction costs

Contractual Obligations and Commitments

Our contractual cash obligations as of December 31, 2025, are summarized in the table below:

(in thousands)	2026	2027	2028	2029	Thereafter	Total
Debt (1)	300	-	-	-	-	300
Interest	83	5	-	-	-	88
Mandatorily redeemable preferred and ordinary stock	-	1,433	-	-	-	1,433
Common Stock Contingent Obligation (2)	-	-	-	-	-	-
Operating lease	167	175	185	193	452	1,172
Legal counsel arrangement	650	-	-	-	-	650
Consulting arrangement	238	159	-	-	-	397
Total	1,438	1,772	185	193	452	4,040

(1) As discussed in Note 10, Long-Term Debt, pursuant to business combination substantially all convertible debt and related party debt has been settled either in cash or equity as per the terms of respective debt agreements. Accordingly, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.

(2) Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. The remaining $98 thousand obligation is still outstanding and is reflected in accounts payable as of December 31, 2025.

Debt Financing Arrangements

On October 15, 2019, we entered into a convertible promissory note agreement with a lender and issued a convertible promissory note for a principal amount of $2.0 million (the “2019 Convertible Note Agreement”). On September 7, 2021 a second convertible promissory note was issued to the same lender for a principal amount of $0.5 million (the “2021 Convertible Note Agreement”), collectively with the 2019 Convertible Note Agreement referred to as the “Convertible Notes Agreements”. On December 22, 2022, the Convertible Notes Agreements were amended (the “2022 Amended Convertible Notes Agreements”) to extend the maturity date to December 23, 2023, increase the interest rate to 15% for the period from December 22, 2022, to December 22, 2023, adding a prepayment option, amending one of the conversion scenarios, and amending the definition of a next equity financing to require a sale of equity securities to result in gross proceeds of $7.5 million (the “Next Equity Financing”). The 2022 Amended Convertible Notes Agreements also added a partial payment of the interest accrued and outstanding on the note of $0.4 million due no later than March 22, 2023. Failure to pay by the payment deadline obligated the Company to pay interest at a rate of twenty percent (20%) per annum, compounded quarterly, on the outstanding $0.4 million. On December 20, 2023, the 2022 Amended Convertible Notes Agreements were amended again (the “2023 Amended Convertible Notes Agreements”), extending the maturity date of both notes to January 22, 2024. In January 2024, these convertible notes were amended again (the “2024 Amended Convertible Notes Agreements”), extending the maturity date to January 2025. The amendment also added a provision surrounding conversion in the case we complete the business combination mentioned above. On January 31, 2025, the company entered into an amendment agreement of the convertible note payable pursuant to which the maturity date was revised to February 28, 2026. The 2021, 2022, 2023 and 2025 amendments were accounted for as debt modifications, prospectively, with any change in fair value from the new terms incorporated into future valuations. The 2024 amendment is accounted for as an extinguishment of debt.

On August 24, 2023, we entered into a loan and security agreement with a lender (the “2023 Notes Agreement”) that will make available to us loans in an aggregate principal amount of up to $4.0 million in three separate tranches. On that day, we withdrew $3.0 million (the “First Tranche”). We additionally had the opportunity to request, subject to the terms of the 2023 Notes Agreement, an additional tranche of $0.5 million on or before March 31, 2024 (the “Second Tranche”) and a third tranche of $0.5 million on or before September 30, 2024 (the “Third Tranche”) (the First Tranche, Second Tranche and Third Tranche are collectively referred to as the “2023 Notes”). The 2023 Notes bear interest at a rate of 13.25% per annum, compounded annually, payable at maturity. The 2023 Notes are secured by substantially all of our assets. The 2023 notes mature on August 24, 2027. In January 2024, we repaid the entire aggregate outstanding principal on the 2023 Notes Payable in the amount of $3.0 million along with an additional payment of $0.1 million for interest, prepayment fees, and lender fees. These payments resulted in a 0.6 million loss, recorded in loss on extinguishment of debt, in the consolidated statements of operations and comprehensive loss.

In connection with the 2023 Notes Agreement, we issued to the lender common stock warrants (the “Common Stock Warrants”) to purchase up to 92,211 shares of the Company’s common stock, exercisable immediately, with an exercise price of $0.46 per share with a contractual term of 10 years. As of December 31, 2025, the fair value and carrying amount of the Common Stock Warrant Liability was $0.02 million.

In January 2024, we entered into two convertible promissory note agreements (the “January 2024 Convertible Notes Agreements”) with a lender for the principal amounts of $2.0 million (“January 2024 Convertible Note A”) and $4.5 million (“January 2024 Convertible Note B”), respectively, payable at maturity (the “January 2024 Convertible Notes”). The January 2024 Convertible Notes mature in January 2025.

On February 4, 2025, the maturity date of January 2024 convertible note was extended to July 12, 2025 pursuant to the second amendment.

In April 2024, we entered into a convertible note agreement (the “April 2024 Convertible Note Agreement”) with a lender for the aggregate principal amount of $0.1 million and is convertible to common stock (the “April 2024 Convertible Note”). The April 2024 Convertible Promissory Note matures in April 2025.

Upon the conversion of the April 2024 Convertible Note to common stock, we shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50.

On February 5, 2025, the conversion price of the April 2024 Convertible Promissory Notes with principal amount of $125,000 was amended to $3.15 from the original conversion price of $4.94. Further these were once again amended in April 2025 and basis the amendment the maturity date was revised from April 5, 2025 to April 5, 2026 pursuant to the second amendment.

In June 2024, we entered into a convertible note agreement (the “June 2024 Convertible Note Agreement”) with a lender for the principal amount of $0.1 million and is convertible to common stock (the “June 2024 Convertible Note”). The June 2024 Convertible Promissory Note matures in June 2025. Upon the conversion of June 2024 Convertible Note to common stock of CSLM, we shall issue the holder a warrant to purchase 7,500 shares of common stock with a per share exercise price of $11.50.

On February 5, 2025, the conversion price of the June 2024 Convertible Promissory Note with principal amount of $130,000 was amended to $3.15 from the original conversion price of $4.94. Further, these were once again amended in July 2025 and basis the amendment, the maturity date was revised from June 17, 2025, to June 17, 2026, pursuant to the amendment.

In September 2024, we entered into two convertible note agreements (the “September 2024 Convertible Notes Agreements”) with two lenders, each for the principal amount of $0.1 thousand (the “September 2024 Convertible Notes”). The 2024 September Convertible Notes mature in September 2026. Upon the conversion of the September 2024 Convertible Notes to common stock, we shall issue the holders each a warrant to purchase 7,500 shares of common stock with a per share exercise price of $11.50.

On February 5, 2025, the conversion price of the two September 2024 Convertible Promissory Notes with principal amount of $100,000 each was amended to $3.15 from the original conversion price of $4.94.

During 2024, we have entered into seven separate promissory notes with the Sameer Maskey, the Company CEO for aggregate principal amount of $0.7 million. On February 12, 2025, an amendment to the seven promissory notes was entered into between the company and the CEO, Mr. Sameer Maskey. As per the original agreement, the maturity date was earlier of (1) the occurrence of an Event of Default and (2) December 31, 2024. Pursuant to the amendment agreement, the maturity date was extended to earlier of (1) the occurrence of an Event of Default and (2) December 31, 2025.

On February 24, 2025, the Company entered into a convertible promissory note (“February 2025 Convertible Notes) amounting to $180,000 with an interest rate of 4.71% and maturity date of February 19, 2028. Upon closing of the merger, the Note shall automatically convert into the number of shares of common stock equal to the then outstanding Obligations under the note divided by the applicable Conversion Price i.e., $3.15.

In connection with the consummation of the Business Combination on October 22, 2025, each Legacy Fusemachines convertible note, including both related-party and non-related-party convertible notes, that was issued and outstanding immediately prior to the Closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements. Immediately following such conversions, all shares of Legacy Fusemachines common stock issued upon conversion were exchanged for shares of Fusemachines common stock based on the exchange ratio specified in the Business Combination Agreement, As a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand. Refer to the section entitled ‘Recent Developments’ for details.

Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

Refer to Note 18, “Related Parties” of the consolidated financial statements contained elsewhere in this annual report, for disclosure of our related party transactions.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment. To the extent that there are material differences between these estimates and our actual results, our future consolidated financial statements will be affected.

The critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below. For further information on significant accounting policies, see “Note 2, Summary of Significant Accounting Policies” of our audited consolidated financial statements included herein.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when (or as) customers obtain control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company applies the provisions of ASC 606 to an arrangement when a substantive contract exists and collectability is probable.

The Company derives the majority of its revenue from AI Solutions (Products and Services) that largely represents the professional services Fusemachines provides to its customers to help them achieve any AI-related goals within their organization. Standard contractual arrangements are governed by Master Services Agreements (“MSAs”), which set out general terms including payment, termination rights, and intellectual property ownership. Detailed scope, pricing, and performance obligations are defined in Statements of Work (“SOWs”), which are executed for each engagement or project phase. The Company’s contracts for AI Services have different terms based on the scope and complexity of engagements; pricing for the majority of contracts are invoiced monthly on a time-and-materials basis. The Company notes that its contracts meet the requirements for over-time revenue recognition, as the customer is simultaneously receiving the benefits and able to consume the benefits of the services being provided. For professional services that are distinct and billed on a time-and-materials basis, revenue is generally recognized as the services are provided, which is reflective of the transfer of the services to the customer. The Company elected the “right to invoice” practical expedient based on the Company’s right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company also provides AI Education Services which represents a customized curriculum of educational services provided to train the customer’s C-suite on AI for Business. The Company provides AI Education Services over time as the course proceeds and the students retain knowledge over time. Thus, the customer receives and consumes benefits as the Company performs the AI Education Services, and revenue is recognized over time.

Company’s AI Solutions includes product revenues primarily comprising software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the year ended December 31, 2025, and December 31, 2024, the product revenues were insignificant.

For most contracts, the Company uses a Master Services Agreements (“MSA”) to govern the overall relevant terms and conditions of the business agreement, and a Statement of Work (“SOW”) to specify the services delivered and the associated prices. Performance obligations specific to each individual contract are defined within the terms of each SOW. Each performance obligation is identified based on the services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which the Company will be entitled and expect to receive in exchange for transferring services to the customer.

Consideration for some contracts may include variable consideration including volume discounts and rebates. If the consideration promised includes a variable amount, the Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management judgments and estimates. The determination of whether to constrain consideration in the transaction is based on historical, current, and forecasted information that is reasonably available to the Company, taking into consideration the type of customer, the transaction, and specific facts and circumstances of each arrangement. The Company uses judgement to determine if collectability of consideration is uncertain, and accordingly, revenue recognition is deferred until the uncertainty is resolved and cash is collected.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days of the invoice date. In certain arrangements, the Company will receive payment from a customer either before or after the performance obligation to which the invoice relates has been satisfied. As a practical expedient, the Company does not account for significant financing components if the period between when it transfers the promised good or service to the customer and when the customer pays for the product or service will be one year or less.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. For items that are not sold separately, the Company estimates the stand-alone selling prices using other observable inputs. As Fusemachines Inc. is the sole reportable segment, all revenues are attributed to the sole segment.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the consolidated financial statements carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes.

The realizability of deferred tax assets is primarily dependent on future earnings. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance when it is more likely than not that all, or a portion of, deferred tax assets will not be realized. A reduction in estimated forecasted results may require that we record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced. Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings.

The United States subjects corporations to taxes on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company elected to provide for the tax expense related to GILTI in the year the tax is incurred.

Stock-Based Compensation

Stock-based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). This standard requires all equity-based payments to employees and non-employees, including grants of employee stock options and restricted stock awards, to be recognized in the consolidated statements of operations and comprehensive loss based on the grant date fair value of the award. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the period from the accounting grant date to the end of the vesting period. The Company elected to account for forfeitures of awards as they occur.

Since the adoption of ASU 2018-07, Improvements to Nonemployee Stock-Based Payment Accounting, the measurement date for non-employee awards is the date of grant, and stock-based compensation costs are recognized in the same period and in the same manner as if the entity had paid cash for the goods or services. Stock-based compensation expense is classified as general and administrative, cost of revenue, selling and marketing and research and development expenses in the consolidated statements of operations and comprehensive loss.

The Company estimates the fair value of stock option awards granted using the Black Scholes Merton option pricing formula (the “Black-Scholes Model”). This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate and fair value of the Company’s stock on the date of grant. The expected option term for options granted is calculated using the “simplified method”. This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is based on similar entities whose stock prices are publicly traded. The Company uses the historical volatilities of similar entities due to the lack of sufficient historical data for the Company’s common stock price. The Company estimates volatility based upon the observed historical volatilities of comparable companies over a lookback period commensurate with the estimated holding period, adjusted for relative leverage using the Black-Scholes-Merton formula. Dividend yields are based on the Company’s history and expected future actions. The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. All grants of stock options generally have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.

The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s Board of directors as there was no public market for the underlying common stock prior to October 22, 2025. In estimating the fair value of its stock, the Company uses a third-party valuation specialist and considers factors it believes are material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, any indications of value from offers to acquire the Company, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. The Company believes the combination of these factors provides an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, see “Note 2, Summary of Significant Accounting Policies” of our audited consolidated financial statements included herein

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report, and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the fiscal year covered by this Annual Report as a result of the material weaknesses in Internal Control over Financial Reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2025.

Remediation of Material Weakness in Internal Controls

In connection with the preparation and audit of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, material weaknesses were identified in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	Incomplete implementation of internal control framework (e.g., COSO 13) to establish an effective control environment, risk assessment, control activities, communication, and monitoring processes.
●	Lack of formal process for Board review or approval of significant CEO-initiated transactions.
●	Lack of formal process for independent review of significant accounting estimates by qualified personnel at each reporting date.
●	Lack of sufficient trained accounting staff with US GAAP expertise.
●	Inadequate segregation of duties and lack of review of accounting entries.
●	Absence of a robust monthly and annual close process.
●	Lack of centralized contract repository or checklist for key contract terms and accounting implications.
●	Lack of adequate IT controls.

Management expects to address these deficiencies by implementing remediation measures, including those that have already been taken to date, which include the following:

●	the Company’s hiring of the current CFO and additional consulting resources with extensive technical accounting and internal control advisory background;
●	the already introduced reconciliation processes including balance sheet account reconciliations, and a review of chart of accounts and mapping of expense accounts as of December 31, 2023;
●	establishing a central repository of signed contracts with periodic management review for completeness and assessment of accounting implications; and
●	establishing a quarterly management oversight and review mechanism for identifying significant unusual/non-recurring transactions, critical accounting and complex financial instruments and evaluating related accounting implications.

Management expects to take the following additional remedial measures to address the internal control deficiencies:

●	Strengthen its monthly payroll reconciliation process to ensure accuracy with the general ledger and trial balance, especially for North American entities.
●	Maintaining a vendor master list and strengthening documentation, with proper segregation by vendor type to ensure accurate classification of expenses (Cost of Services, G&A, R&D, Sales & Marketing) including software, hardware, and IT consultants.
●	Strengthen the monthly accrual process for services received by maintaining a schedule of accrued expenses to ensure proper expense cut-off and accurate financial statement presentation.
●	Perform monthly reconciliations and adjustments for loan balances, fixed assets, accounts payable, and related party transactions to ensure accurate financial statements for management decisions, tax planning, and statutory compliance.
●	Strengthen fixed asset tagging and serial numbering to maintain an accurate fixed asset schedule and enable timely reconciliation with the trial balance.
●	Strengthen documentation of inter-company transactions and perform transfer pricing studies for Nepal and Canadian subsidiaries.
●	Adopt and implement the COSO 13 Framework (or equivalent) to establish an effective control environment, perform risk assessments, implement controls, and monitor internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the year ended December 31, 2025.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures, and Internal Controls Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

For the year and quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct applicable to all officers, directors, and employees, which is available on our website (ir.fusemachines.com) under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on the website address and location specified above.

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2025. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Merger Agreement, dated January 2024, by and among CSLM Acquisition Corp., CSLM Merger Sub, Inc. and Fusemachines Inc.	8-K	001-42909	2.1+	October 29, 2025
2.1+	Amendment No. 1 to the Merger Agreement by and among CSLM Acquisition Corp., CSLM Merger Sub, Inc. and Fusemachines Inc., dated August 27, 2024.	8-K	001-42909	2.2+	October 29, 2025
2.3+	Amendment No. 2 to the Merger Agreement dated February 4, 2025, by and among CSLM Acquisition Corp., CSLM Merger Sub, Inc. and Fusemachines Inc.	8-K	001-42909	2.3+	October 29, 2025
3.1*	Amended and Restated Certificate of Incorporation (as amended and restated)
3.2	Amended and Restated Bylaws.	8-K	001-42909	3.2	October 29, 2025
4.1*	Description of Registrant’s Securities
4.2	Warrant Agreement, dated January 12, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-283520	4.2	June 24, 2025
4.3	Form of Warrant Certificate (included as Exhibit A-1 to the Warrant Agreement dated January 12, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-283520	4.2	June 24, 2025
4.4	Form of Private Placement Warrant	S-1	333-292318	4.3	January 30, 2026
4.5	Amendment No. 1 to Warrant	8-K	001-42909	4.1	February 4, 2026
10.1	Amended and Restated Registration Rights Agreement	8-K	001-42909	10.1	October 29, 2025
10.2¥	2025 Omnibus Equity Incentive Plan	8-K	001-42909	10.2	October 29, 2025
10.3¥	Employment Agreement between Fusemachines, Inc. and Sameer Maskey, dated October 22, 2025	8-K	001-42909	10.3	October 29, 2025
10.4¥	Offer Letter between Fusemachines, Inc. and Christine Chambers, dated July 21, 2025	8-K	001-42909	10.4	October 29, 2025
10.5¥	Form of Indemnity Agreement	8-K	001-42909	10.5	October 29, 2025
10.6	Securities Purchase Agreement by and between Fusemachines Inc. and Consilium Frontier Equity Fund LP, dated December 23, 2025.	8-K	001-42909	10.1	January 2, 2026
10.7	Forward Purchase Agreement dated July 31, 2025 between CSLM Acquisition Corp., CSLM Holdings, Inc., and Fusemachines Inc., with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC.	8-K	001-42909	10.1	February 4, 2026
10.8	Amendment No. 1 to Forward Purchase Agreement dated February 3, 2026 between Fusemachines Inc. and Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC.	8-K	001-42909	10.2	February 4, 2026
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of KNAV CPA
24.1*	Power of Attorney (included on a signature page of the initial filing of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Fusemachines Inc. Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Fusemachines Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSEMACHINES INC.

Date: March 27, 2026	By:	/s/ Sameer Maskey
Sameer Maskey
Chief Executive Officer

The undersigned officers and directors of Fusemachines Inc., hereby severally constitute and appoint Sameer Maskey and Christine Chambers, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sameer Maskey	Chief Executive Officer, Director	March 27, 2026
Sameer Maskey	(Principal Executive Officer)

/s/ Christine Chambers	Chief Financial Officer	March 27, 2026
Christine Chambers	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bharat Krish	Director	March 27, 2026
Bharat Krish

/s/ Tim Gocher	Director	March 27, 2026
Tim Gocher

/s/ Sanjay Shrestha	Director	March 27, 2026
Sanjay Shrestha

/s/ Salman Alam	Director	March 27, 2026
Salman Alam

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fusemachines Inc. and its subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Fusemachines Inc. and its subsidiaries (the Company) as of December 31, 2025 and December 31, 2024 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has an accumulated deficit and stockholders’ deficit. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders including management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification   of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KNAV CPA LLP

KNAV CPA LLP

We have served as the Company’s auditor since 2023.

Atlanta, Georgia

March 27, 2026

PCAOB ID – 2983

Fusemachines Inc. and Subsidiaries

Consolidated Balance Sheets

(all amounts in USD, in thousands, except number of shares and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	4,221	500
Accounts receivable, current, net	1,264	1,427
Unbilled revenue	16	113
Deferred transaction costs	-	1,865
Prepaid expenses and other current assets	753	219
Total current assets	6,254	4,124
Property and equipment, net	305	348
Intangible assets, net	206	187
Accounts receivable, net	-	4
Deferred tax asset	11	10
Operating lease right-of-use assets	744	870
Other assets	16	5
Total assets	7,536	5,548
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	5,012	6,537
Accrued expenses and other current liabilities	4,618	3,700
Deferred revenue	-	54
Convertible notes payable, at fair value, current	-	8,986
Convertible notes payable, current	-	255
Related party loan payable, current	300	700
Operating lease liability, current	85	74
Forward purchase derivative liability	9,692	-
Short term debt	342
Total current liabilities	20,049	20,306
Accounts payable non-current	143
Related party convertible notes payable, at fair value	-	6,524
Convertible notes payable	-	200
Warrant liability	121	945
Cumulative mandatorily redeemable common and preferred stock liability	1,048	1,000
Operating lease liability	751	878
Total liabilities	22,112	29,853
Commitments and Contingencies (Note 17)
Stockholder’s deficit:
Convertible preferred stock ($0.0001 par value, 5,000,000 and 5,972,716 shares authorized as of December 31,2025 and December 31, 2024, respectively; Nil and 5,950,673 shares issued as of December 31, 2025 and December 31, 2024, respectively; Nil and 5,950,673 shares outstanding as of December 31, 2025 and December 31, 2024)	-	7,865
Common stock ($0.0001 par value, 500,000,000 shares and 15,924,202 shares authorized as of December 31,2025 and December 31, 2024; 29,377,169 and 7,709,867 shares issued as of December 31,2025 and December 31,2024 respectively; 28,938,266 shares and 7,264,192 shares outstanding as of December 31,2025 and December 31, 2024, respectively)	3	1
Additional paid in capital	31,311	4,699
Treasury stock, at cost (Nil and 438,903 as of December 31,2025 and December 31, 2024, respectively)	-	(2,903)
Share subscription receivable	(11,005)	-
Accumulated deficit	(35,145)	(34,217)
Accumulated other comprehensive income	260	250
Total stockholders’ deficit	(14,576)	(24,305)
Total liabilities and stockholders’ deficit	7,536	5,548

The accompanying notes are an integral part of these consolidated financial statements.

Fusemachines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(all amounts in USD, in thousands, except number of shares and per share data)

	Year ended December 31, 2025	Year ended December 31, 2024

Revenue	7,714	8,811
Cost of revenue	(3,407)	(3,976)
Gross Profit	4,307	4,835
Operating expenses:
Selling and marketing	1,365	1,964
General and administrative	8,176	10,333
Research and development	720	732
Total operating expenses	10,261	13,029
Loss from operations	(5,954)	(8,194)
Other (expense) income:
Interest expense	(268)	(234)
Loss on extinguishment of convertible notes payable	(391)	-
Loss on extinguishment of notes payable		(601)
Loss on extinguishment of payable	-	(70)
Gain/(Loss) on change in fair value of convertible notes and warranty liability	6,544	(6,104)
Gain/(Loss) on change in fair value of forward purchase derivative liability	(1,076)	-
Other (expense) income	220	(148)
Total other expense/(income), net	5,029	(7,157)
Loss before income taxes and equity in earnings of investee	(925)	(15,351)
Provision for income tax	(3)	(31)
Equity in earnings of investee, net of income tax provision of $0 and $0, respectively	-	(1)
Net loss	(928)	(15,383)
Other comprehensive income (loss)
Change in foreign currency translation adjustment	10	57
Total comprehensive loss	(918)	(15,326)
Net loss per share - basic and diluted	(0.08)	(2.21)
Weighted-average common shares outstanding - basic and diluted	11,525,384	6,958,570

The accompanying notes are an integral part of these consolidated financial statements.

Fusemachines Inc. and Subsidiaries

Consolidated Statements of Stockholders Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible Preferred Stock*		Common stock*		Additional paid-in capital	Treasury stock*		Share Subscription Receivable	Accumulated deficit	Accumulated other comprehensive Income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	5,950,673	$7,865	7,264,192	$1	$4,699	438,903	$(2,903)	-	$(34,217)	$250	$(24,305)
Stock-based compensation	-	-	-	-	231	-	-		-	-	231
Net loss	-	-	-	-		-	-		(928)	-	(928)
Issuance of shares upon repayment and forgiveness of 2023 Promissory Notes	-	-	6,772	-	3	-	-		-	-	3
Issuance of common stock upon cashless exercise of stock option	-	-	745,896	-	707						707
Shares withheld related to cashless exercise of stock option	-	-	(79,234)	-	(707)						(707)
Issuance of common stock upon the reverse recapitalization, net of issuance costs (refer note 20)	-		12,456,071	1	8,507				-		8,508
Issuance of shares as a result of Conversion of convertible notes	-		1,976,050	-	10,157						10,157
Shares issued to a vendor of Legacy Fusemachines to settle outstanding invoices.	-		29,611	-	198						198
Transfer of Fusemachines Inc. common stock to a third party vendor			-	-	151						151
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(5,950,673)	(7,865)	5,950,673	1	7,864						-
Treasury stock cancellation upon reverse recapitalization	-				(2,903)	(438,903)	2,903				-
Prepaid forward purchase agreement	-							(11,005)			(11,005)
Issuance of shares pursuant to PIPE transaction (refer note 23)	-		588,235	-	1,000						1,000
Issuance of warrants related to forward purchase agreement and convertible note agreement (refer note 10 &22 )	-				1,013						1,013
Loss for extinguishment of convertible notes payable	-	-	-	-	391	-	-		-	-	391
Foreign currency translation	-	-	-	-	-	-	-		-	10	10
Balance at December 31, 2025		$-	28,938,266	$3	$31,311	-	$-	$(11,005)	$(35,145)	$260	$(14,576)

Fusemachines Inc. and Subsidiaries

Consolidated Statements of Stockholders Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible preferred stock*		Common stock*		Additional paid-in capital	Treasury stock*		Share Subscription Receivable	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance at December 31, 2023	9,043,234	$7,865	9,220,534	$2	$2,307	-	$-	-	$(18,834)	$193	$(8,467)
Retroactive application of recapitalization	(3,092,561)	-	(3,153,193)	(1)	(1)		-	-	-	-	-
Balance at December 31, 2023	5,950,673	$7,865	6,067,341	$1	$2,308	-	-	-	$(18,834)	$193	$(8,467)
Stock-based compensation	-	-	-	-	1,067	-	-	-	-	-	1,067
Net loss	-	-	-	-	-	-	-		(15,383)	-	(15,383)
Common stock repurchase	-	-	(438,903)	-	-	438,903	(2,903)	-	-	-	(2,903)
Exercise of stock options	-	-	17,205	-	12	-	-	-	-	-	12
Gain on extinguishment recorded as a capital transaction	-	-	-	-	343	-	-	-	-	-	343
Issuance of shares upon repayment of 2023 Promissory Notes	-	-	1,618,549	-	899	-	-	-	-	-	899
Premium from extinguishment of payable	-	-	-	-	70	-	-	-	-	-	70
Foreign currency translation	-	-	-	-	-	-	-	-	-	57	57
Balance at December 31, 2024	5,950,673	$7,865	7,264,192	$1	$4,699	438,903	$(2,903)	-	$(34,217)	$250	$(24,305)

*	The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger.

*	In connection with the consummation of the business combination, the Company adopted a new capital structure and amended the par value of its common stock from $0.00001 per share to $0.0001 per share. Accordingly, the historical equity presentation has been adjusted to reflect the revised par value of the Company’s common stock. The change resulted in a reclassification of amounts within stockholders’ equity from additional paid-in capital to common stock to reflect the increased par value per share. This reclassification had no impact on total stockholders’ equity.

The accompanying notes are an integral part of these consolidated financial statements.

Fusemachines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(all amounts in USD, in thousands)

	Year ended December 31,
	2025	2024

Cash flows from operating activities
Net Loss	(928)	(15,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	96	109
Amortization of intangible asset	93	70
Provision for credit losses	55	540
Stock-based compensation	231	1,067
Amortization of right-of-use assets	88	110
Changes in fair value of convertible notes at fair value, warranty liability and forward purchase agreement liability	(6,544)	6,104
Change in fair value of forward purchase derivative liability	1,076
Accretion of cumulative mandatorily redeemable common and preferred stock liability	99	80
Equity method investment obtained in exchange for services	-	(122)
Impairment of Equity investments	-	120
Equity in earnings of investee	-	2
Loss on extinguishment of convertible notes payable	391	601
Loss on extinguishment of payable	-	70
Unrealized foreign exchange gain/(loss)	27	49
Deferred income taxes	(2)	(11)
Changes in operating assets and liabilities:
Accounts receivable, current, net	47	(904)
Unbilled revenue	82	(39)
Prepaid expenses and other current assets	(74)	(85)
Accounts receivable, net	4	18
Other assets	22	(2)
Accounts payable	(200)	3,715
Operating lease liabilities	(73)	(87)
Accrued expenses and other current liabilities	34	1,744
Deferred revenue	(54)	33
Net cash used in operating activities	(5,529)	(2,201)
Cash flows from investing activities
Costs capitalized for internally developed software	(112)	(144)
Purchases of property and equipment	(53)	(15)
Payment made to Capital Creditors	-	(20)
Disposal of property and equipment	-	3
Net cash used in investing activities	(165)	(176)
Cash flows from financing activities
Proceeds from convertible notes payable	180	455
(Repayment)/ Proceeds from related party loan payable	(700)	700
Proceeds from convertible note payable, at fair value	-	6,500
Payments on notes payable, net of penalty and lender fees	-	(3,000)
Payment of deferred transaction costs	(836)	(2)
Common stock repurchase	-	(2,000)
Proceeds from reverse recapitalization	9,432
Proceeds from issuance of shares pursuant to PIPE transaction	1,000
Debt Extinguishment cost paid	-	(53)
Exercise of stock options	-	12
Proceeds from director and officer insurance funding (short term debt)	382
Payment of director and officer insurance funding (short term debt)	(40)
Net cash provided by financing activities	9,418	2,612
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net change in cash and cash equivalents	3,721	234
Cash and cash equivalents at beginning of the period	500	266
Cash and cash equivalents at end of the period	4,221	500
Supplemental disclosures of cash flow information
Cash paid for interest	-	26
Cash paid for income taxes	31	10
Non-cash investing and financing activities:
Purchase of property and equipment through capital advances	-	38
Common Stock issued upon cashless exercise of stock options	707	-
Unpaid deferred transaction costs as of the end of the period	242	1,684
Waiver of deferred transaction costs as of the end of the period	1,177	-
Issuance of shares vested upon repayment and forgiveness of 2023 Promissory Notes	3	899
Issuance of subscription receivable	(11,005)
Settlement of non-recourse 2023 promissory note in exchange for common stock repurchase consideration	-	903
Issuance of shares as a result of conversion of related party convertible notes at fair value	4,168
Issuance of shares as a result of conversion of convertible notes at fair value	5,321
Issuance of shares as a result of conversion of convertible notes	668
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	7,864
Treasury stock repurchase cancellation upon reverse recapitalization	(2,903)
Shares issued to a vendor of Legacy Fusemachines to settle outstanding invoices.	198
(Loss)/Gain on extinguishment of debt (Refer Note no. 10 - Long Term Debt)	(391)
Extinguishment of debt (Refer Note no. 10 - Long Term Debt and Note no.17 - Commitments and Contingencies)		4,091
Settlement of vendor payable by SPAC sponsor accounted as a capital contribution	137
Issuance of warrants related to forward purchase agreement and convertible note agreement(refer note 10 &22)	1,013
Recognition of debt at fair value (Refer Note no. 10 - Long Term Debt and Note no.17 - Commitments and Contingencies)	-	3,818
Investment in Equity securities		122
Transfer of Fusemachines Inc. common stock to third party purchaser	151

The accompanying notes are an integral part of these consolidated financial statements.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 1. Organization

Fusemachines Inc. (“Company” or “Pubco”) provide enterprise artificial intelligence solutions and services across North America, Latin America and Asia. The Company was originally incorporated on April 13, 2021 under the name CSLM Acquisition, Corp. (“CSLM”), as a Cayman Islands exempted Company, a special purpose acquisition company (“SPAC”) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Upon consummation of the Business Combination, Fusemachines USA, Inc. (“Legacy Fusemachines”) became the surviving corporation and a wholly-owned subsidiary of the Company. The Company operated through the following legal entities and branch:

●	Fusemachines USA, Inc (Wholly Owned Subsidiary)
●	Fusemachines Nepal Inc. (Wholly Owned Holding Company)
●	Fusemachines Nepal Private Ltd. (Majority Owned Subsidiary)
●	Fusemachines Canada Inc (Wholly Owned Subsidiary)
●	Fusemachines India Inc. (Dormant Holding Company)
●	Fusemachine Inc. Dominican Republic (Wholly Owned Branch)

Business Oxygen Private Limited (“BO2”), a company domiciled in Nepal, holds certain redeemable common and preferred stock of Fusemachines Nepal Private Ltd. (see Note 8 — Cumulative Mandatorily Redeemable Financial Instruments).

Merger Agreement and Business Combination

On January 2024, the Company entered into an Agreement and Plan of Merger (as amended in August 2024 and February 2025, the “Business Combination Agreement”) with CSLM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CSLM (“Merger Sub”), and Fusemachines USA, Inc. (formerly Fusemachines Inc.) (“Legacy Fusemachines”). On October 22, 2025, the Company consummated the business combination whereby (a) CSLM merged with and into CSLM Holdings, Inc., a Delaware corporation and wholly owned subsidiary of CSLM at which time the separate existence of CSLM ceased and CSLM Holdings became the surviving corporation (“Pubco”) in accordance with the Delaware General Corporation Law (“DGCL”), the Cayman Islands Companies Act (As Revised) (the “Companies Act”), the Certificate of Merger, (the “Certificate of Merger”), and the amended and restated memorandum and articles of association of CSLM (the “Domestication”); (b) the merger (the “Merger”) of Merger Sub with and into Legacy Fusemachines, pursuant to which, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the separate corporate existence of Merger Sub ceased and Legacy Fusemachines became the surviving corporation and a wholly-owned subsidiary of Pubco, pursuant to the terms of the Business Combination Agreement and in accordance with the laws of the State of Delaware, as more fully described elsewhere in the Proxy Statement/Prospectus; and (c) the other transactions contemplated by the Business Combination Agreement and documents related thereto (such transactions, together with the Domestication and the Merger, the “Business Combination”). In connection with the Business Combination, Pubco was renamed “Fusemachines Inc.” (the “Company”) and Fusemachines Inc. was renamed “Fusemachines USA, Inc.” (“Legacy Fusemachines”).

The common stock of the Company began trading on The Nasdaq Stock Market (Nasdaq Global Market) under the symbol “FUSE”, and the warrants trade under the symbol “FUSEW”, beginning on October 23, 2025. The Merger between CSLM and Legacy Fusemachines was accounted for as a reverse recapitalization. See Note 20 - Reverse Recapitalization for more information.

Throughout the notes to the consolidated financial statements, unless otherwise noted or the context otherwise requires, the term “Company” refers to Legacy Fusemachines and its subsidiaries prior to the consummation of the Business Combination, and to Fusemachines Inc. (the publicly traded parent company) and its subsidiaries after the consummation of the Business Combination.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Covenant Fees

Pursuant to the Business Combination Agreement, the Company was covenanted to deliver to CSLM its audited financial statements for the year ended December 31, 2023 and 2022 for inclusion in the registration statement on Form S-4 to be filed by CSLM in connection with the Merger, and that such audited financial statements had been prepared in conformity with GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. The Company had covenanted to provide the audited financial statements no later than February 29, 2024, or incur delay fees in the amount equal to $35.0 thousand for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50.0 thousand for the second one-month delay to April 30, 2024, and thereafter $70.0 thousand for each subsequent one-month delay (pro-rated for any partial month). The Company provided the audited financial statements to CSLM in September 2024. As such, the Company has recorded $505 thousand of deferred transaction costs on the audited consolidated balance sheets as of December 31, 2024. On February 4, 2025, the company entered into a second amendment of the original agreement wherein the above-mentioned delay fee provision is deleted and provides the Company with relief from future penalties related to the delivery of the 2023 financial statements. Accordingly, the company recorded waiver in the year ended December 31, 2025 which have no impact in the consolidated Statements of Operations and Comprehensive Loss as the amount of provision was eliminated from the deferred transaction cost and from the Accounts Payable, Accrued expense and other current liabilities in the consolidated balance sheets.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding financial reporting. The consolidated financial statements include the financial statements of Fusemachines Inc. and its subsidiaries. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated. These consolidated financial statements are presented in United States Dollars (“USD” or $), which is the functional currency of the Parent Company. The consolidated financial statements as of and for the year ended December 31, 2024, included herein was derived from the audited consolidated financial statements of Legacy Fusemachines (now known as Fusemachines USA, Inc.).

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the valuation of operating lease right-of-use assets, convertible notes, cumulative mandatorily redeemable common and preferred stock liability, common stock warrants, common and convertible preferred stock, current expected credit losses (“CECL”), stock-based compensation, useful lives of property and equipment and intangible assets, impairment of long-lived assets, capitalization of software development costs, forward purchase derivative liability, equity method investments and income taxes.

The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. Changes in facts and circumstances may cause the Company to revise its estimates.

Cash & cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Accounts Receivable and Related Allowance for Expected Credit Losses

The Company classifies its right to consideration in exchange for deliverables as an accounts receivable. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due) regardless of whether the amounts have been billed. Accounts receivable represents amounts due from the Company’s customers for AI solutions (products and services). The Company receives payments from customers based upon agreed-upon contractual terms. The timing of revenue recognition may differ from the timing of invoicing to customers.

Account receivables are stated net of allowance for expected credit losses. Outstanding receivables are reviewed periodically, and allowances are provided for the estimated amount of receivables that may not be collected. The allowance for expected credit loss is based on the probability of future collection determined by applying a loss-rate method using the Company’s historical loss experience. The Company also considers reasonable and supportable current and future conditions in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customer specific credit risk characteristics. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible, which occurs when balances reach 365 days past due. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to bad debt expense in the period incurred.

Bad debt expense is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Property and Equipment, net

Property and equipment acquired in the ordinary course of the Company’s operations are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred

Depreciation expense is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Depreciable lives by major classification generally are as follows:

Useful life
Computers and other hardware	5-8 years
Vehicles and other fixed assets (excluding computers)	2-10 years
Office, furniture, and equipment	2-10 years
Leasehold improvements - shorter of lease term of estimated useful life	2-10 years

Intangible assets, net

Intangible assets consists of internally developed capitalized software, which will help in the management of the AI solutions business and will be sold on a license basis.

Internal use software

The Company capitalizes certain costs related to internal use software acquired, modified, or developed related to the Company’s services in accordance with ASC 350, Internal use software. These capitalized costs are primarily related to salaries and other personnel costs. Costs incurred in the preliminary stages of development and the post implementation phase are expensed as incurred. The company adopts agile method of software development which is generally characterized as an iterative and more dynamic process where the planning, design and coding are less distinct and performed in short sprints. The Company analyses the nature of the development and implementation activities - i.e. whether Subtopic 350-40 characterizes them as capitalizable application development stage activities - when deciding whether the costs of those activities should be capitalized or expensed as incurred. Maintenance and training costs are expensed as incurred. The amortization expense is recorded in “General and administration” on the consolidated statements of operations and comprehensive loss.

Software costs that are expensed are recorded in “Research and Development” on the consolidated statements of operations and comprehensive loss.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Software developed for sale

The costs incurred for the development of computer software to be sold, leased or otherwise marketed are capitalized in accordance with ASC 985, Costs of Software to be sold, leased or marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, designing, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. These capitalized costs are primarily related to salaries and other personnel costs.

Useful life
Internally developed software	3 years

Segment reporting

Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The Company operates as one operating segment with a focus on data engineering, AI consulting, and technical services. The Company’s Chief Executive Officer (“CEO”), as the Company’s chief operating decision maker, manages and allocates resources to the operations of the Company on a consolidated basis. This enables the Company’s CEO to assess the overall level of available resources and determine how best to deploy these resources across service lines in line with the Company’s long-term company-wide strategic goals.

The CODM considers the Company’s net income/(loss), expenses and the components of total assets to assess the segment’s performance and make resource allocation decisions for the Company’s single segment which is consistent with that presented within these financial statements.

As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and its significant segment expenses and net loss are listed on the accompanying Consolidated Statements of Operations and Comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses the straight-line method of depreciation and amortization. When the carrying value of an asset is more than the sum of the undiscounted expected future cash flows, an impairment is recognized. An impairment loss is measured as the excess of the asset’s carrying amount over its fair value. Intangible assets that have finite useful lives are amortized over their estimated useful lives on a straight-line basis. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others.

The Company holds long-lived assets in two countries worldwide. The table below presents the breakdown of the Company’s long-lived assets, based on geographic region (in thousands).

	Long lived assets as of
	December 31,	December 31,
	2025	2024
Nepal	$247	$286
United States	264	249
Total long-lived assets	$511	$535

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Fair Value Option (“FVO”) Election

The Company entered into related party convertible notes payable, at fair value in October 2019, September 2021, and Convertible Notes payable at fair value in January 2024, (the “Convertible Notes at Fair Value”). (Refer to “Note 10 – Long-Term Debt”). As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the FVO to account for the Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value. In accordance with ASC 825, the Company recorded them at fair value. The FVO may be applied instrument by instrument, but it is irrevocable. Subsequent changes in fair value would be recorded as a separate line in the consolidated statements of operations and comprehensive loss. As a result of applying the FVO, direct costs and fees related to the Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value were expensed as incurred. The Company concluded it was appropriate to apply the FVO to Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value because they are liabilities that are not, in whole or in part, classified as a component of stockholders’ equity. In addition, the Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value met other applicable criteria for electing the FVO under ASC 825.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of changes in the cumulative foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when (or as) customers obtain control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company applies the provisions of ASC 606 to an arrangement when a substantive contract exists and collectability is probable.

The Company derives the majority of its revenue from AI Solutions (Products and Services) that largely represents professional services the Company provides to its customers to help them achieve any AI-related goals within their organization. Standard contractual arrangements are governed by Master Services Agreements (“MSAs”), which set out general terms including payment, termination rights, and intellectual property ownership. Detailed scope, pricing, and performance obligations are defined in Statements of Work (“SOWs”), which are executed for each engagement or project phase. The Company’s contracts for AI Services have different terms based on the scope and complexity of engagements; pricing for the majority of contracts are invoiced monthly on a time-and-materials basis. The Company notes that its contracts meet the requirements for over-time revenue recognition, as the customer is simultaneously receiving the benefits and able to consume the benefits of the services being provided. For professional services that are distinct and billed on a time-and-materials basis, revenue is generally recognized as the services are provided, which is reflective of the transfer of the services to the customer. The Company elected the “right to invoice” practical expedient based on the Company’s right to invoice a customer at an amount that approximates the value to the customer and the performance completed to date.

The Company also provides AI Education Services which represents a customized curriculum of educational services provided to train the customer’s C-suite on AI for Business. The Company provides AI Education Services over time as the course proceeds and the students retain knowledge over time. Thus, the customer receives and consumes benefits as the Company performs the AI Education Services, and revenue is recognized overtime.

Company’s AI Solutions includes product revenues primarily comprising of software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the year ended December 31, 2025 and December 31, 2024, the product revenues were insignificant.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

For most contracts, the Company uses a Master Service Agreements (“MSA”) to govern the overall relevant terms and conditions of the business agreement, and a Statement of Work (“SOW”) to specify the services delivered and the associated prices. Performance obligations specific to each individual contract are defined within the terms of each SOW. Each performance obligation is identified based on the services that will be transferred to our customer that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which the Company will be entitled and expect to receive in exchange for transferring services to the customer.

Consideration for some contracts may include variable consideration including volume discounts and rebates. If the consideration promised includes a variable amount, the Company only includes estimated amounts of consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. These estimates require management judgments and estimates. The determination of whether to constrain consideration in the transaction is based on historical, current, and forecasted information that is reasonably available to the Company, taking into consideration the type of customer, the transaction, and specific facts and circumstances of each arrangement. The Company uses judgement to determine if collectability of consideration is uncertain, and accordingly, revenue recognition is deferred until the uncertainty is resolved and cash is collected.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days of the invoice date. In certain arrangements, the Company will receive payment from a customer either before or after the performance obligation to which the invoice relates has been satisfied. As a practical expedient, the Company does not account for significant financing components if the period between when it transfers the promised good or service to the customer and when the customer pays for the product or service will be one year or less.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. For items that are not sold separately, the Company estimates the stand-alone selling prices using other observable inputs. As Fusemachines Inc. is the sole reportable segment, all revenues are attributed to the sole segment.

Contract Balances

Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. The Company classifies these assets as unbilled revenue; the liabilities are classified as deferred revenue.

Deferred revenue represents the amounts billed or cash payments received in advance of revenue recognition at the end of the reporting period. These amounts are recorded in deferred revenue until revenue is recognized through delivery of service or upon meeting the performance obligation. The Company’s deferred revenue represents contract liabilities. Generally, when billing occurs subsequent to revenue recognition, the Company reports unbilled revenue on the consolidated balance sheets.

Cost of Revenue

Consists principally of consulting and payroll expenses as well as stock-based compensation expense that are assigned to customer projects.

Selling and Marketing Expenses

Selling and marketing expenses represent costs incurred to promote the Company’s services offered, including salaries, benefits and related costs of our sales and marketing personnel, and represent costs of advertising and other selling and marketing expenses. All sales and marketing costs are expensed as incurred.

General and Administrative Expenses

Consists of expenses associated with general and administrative functions of the business such as the costs of salaries, stock-based compensation expense, Information Technology (“IT”) infrastructure, allowance for expected credit losses, travel, legal and accounting services, insurance, rent, software and tools, meals, other professional services activities, and certain non-income taxes.

Defined Contribution Plan

Contributions to defined contribution plans are expensed in the period in which services are rendered by the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that actually vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that actually vest is recognized based on when the goods or services are provided.

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). This standard requires all equity-based payments to employees and non-employees, including grants of employee stock options and restricted stock awards, to be recognized in the consolidated statements of operations and comprehensive loss based on the grant date fair value of the award. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the period from the accounting grant date to the end of the vesting period. The Company elected to account for forfeitures of awards as they occur.

Since the adoption of ASU 2018-07, Improvements to Nonemployee Stock-Based Payment Accounting, the measurement date for non-employee awards is the date of grant, and stock-based compensation costs are recognized in the same period and in the same manner as if the entity had paid cash for the goods or services. Stock-based compensation expense is classified as general and administrative, cost of revenue, selling and marketing and research and development expenses in the consolidated statements of operations and comprehensive loss.

The Company estimates the fair value of stock option awards granted using the Black Scholes Merton option pricing formula (the “Black-Scholes Model”). This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate and fair value of the Company’s stock on the date of grant. The expected option term for options granted is calculated using the “simplified method”. This election was made based on the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is based on similar entities whose stock prices are publicly traded. The Company uses the historical volatilities of similar entities due to the lack of sufficient historical data for the Company’s common stock price. The Company estimates volatility based upon the observed historical volatilities of comparable companies over a lookback period commensurate with the estimated holding period, adjusted for relative leverage using the Black-Scholes-Merton formula. Dividend yields are based on the Company’s history and expected future actions. The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. All grants of stock options generally have an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant.

The fair value of the shares of common stock underlying the stock options has historically been determined by the Company’s Board of directors as there was no public market for the underlying common stock prior to October 22, 2025. In estimating the fair value of its stock, the Company uses a third-party valuation specialist and considers factors it believes are material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, any indications of value from offers to acquire the Company, actual and projected financial results, risks, prospects, economic and market conditions, and estimates of weighted average cost of capital. The Company believes the combination of these factors provides an appropriate estimate of the expected fair value of the Company and reflects the best estimate of the fair value of the Company’s common stock at each grant date.

Notes Receivable from Stockholders

From time to time the Company has entered into promissory note agreements with certain employees for the purpose of financing the early exercise of the Company’s stock options. Although the shares of common stock purchased by the employees in exchange for the promissory notes are considered legally issued, the Company does not consider them outstanding for accounting purposes. Instead, the Company treats them as restricted until the options are fully vested and the outstanding principal and accrued interest on the notes are repaid in full. Unvested shares for which the promissory notes are fully satisfied are recorded as a share repurchase liability and as shares vest are recognized to additional paid-in capital in the Consolidated Balance Sheets.

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs were $61.8 thousand and $126.2 thousand for the years ended December 31, 2025, and 2024, respectively, which are included in selling and marketing costs on the consolidated statements of operations and comprehensive loss.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the consolidated financial statements carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes

The realizability of deferred tax assets is primarily dependent on future earnings. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance when it is more likely than not that all, or a portion of, deferred tax assets will not be realized. A reduction in estimated forecasted results may require that we record valuation allowances against deferred tax assets. Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. A pattern of sustained profitability will generally be considered as sufficient positive evidence to reverse a valuation allowance. If the allowance is reversed in a future period, the income tax provision will be correspondingly reduced.

Accordingly, the increase and decrease of valuation allowances could have a significant negative or positive impact on future earnings

The United States subjects corporations to taxes on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company elected to provide for the tax expense related to GILTI in the year the tax is incurred.

Deferred Transaction Costs

The Company records deferred transaction costs, which consist of legal, accounting, and other fees related to the preparation of the Merger. (Refer to “Note 1 – Organization”). The deferred transaction costs will be offset against proceeds from the transaction upon the effectiveness of the Business Combination. Fusemachines Inc. incurred transaction cost of $1,873 thousands, consisting of deferred transaction cost, banking fees, legal fees, and other professional fees as at October 22, 2025, which has been recorded as a reduction to Additional paid-in capital as a direct and incremental cost of the reverse recapitalization.

Convertible Preferred Stock

The Company applies the guidance enumerated in ASC Subtopic 480-10,

Distinguishing Liabilities from Equity-Overall (“ASC 480-10”), when determining the classification and measurement of convertible preferred stock. Convertible preferred stock subject to mandatory redemption are classified as liability instruments and are initially measured at fair value in accordance with ASC 480-10 and accreted to their redemption value under the effective interest method. All other issuances of convertible preferred stock are subject to the classification and measurement principles of ASC 480-10. Accordingly, the Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its convertible preferred stock in stockholder’s deficit.

Research and Development Costs

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development. Under ASC 730, all research and development costs are expensed as incurred, with the exception of certain software development costs discussed above. Our research and development costs consist primarily of payroll costs associated with software product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance.

Research and Development costs were $720 thousand and $732 thousand for the years ended December 31, 2025 and 2024 respectively, which are included in the consolidated statements of operations and comprehensive loss.

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common shareholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common shareholders for the year ended December 31, 2025 and 2024.

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock or convertible notes, into common stock, under the if-converted method. Due to the net losses for the year ended December 31, 2025 and 2024, basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).

Shortfall warrants, public and private warrants, and warrants issued in connection with convertible notes were evaluated under ASC 480 and ASC 815-40 and determined not to meet the criteria for liability classification. These warrants are indexed to the Company’s own stock and meet the requirements for equity classification. Accordingly, such warrants are recorded within stockholders’ equity and are not subsequently remeasured.

All other warrants that do not meet the criteria for equity classification are accounted for as liabilities and measured at fair value, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss in each reporting period.

Commitments and Contingencies

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s consolidated financial statements for pending litigation. Currently there are no material pending or threatened litigation matters that management believes require accrual or disclosure in addition to those presented in the Note on Litigation (refer Note 17 – Commitments and Contingencies).

Foreign Currency Translation and Remeasurement

Assets and liabilities of consolidated foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars using average exchange rates during the year. Equity transactions are translated using historical exchange rates. The adjustment resulting from translating the consolidated financial statements of such foreign subsidiaries into U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of Accumulated other comprehensive loss.

Risks and Uncertainties

As a result of its global operations, the Company may be subject to certain inherent risks.

Concentration of Credit - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains cash and cash equivalents with financial institutions. The Company believes its credit policies reflect normal industry terms and business risk and there is no expectation of non-performance by the counterparties. Accounts receivables are generally dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited. If any of the Company’s customers enter bankruptcy protection or otherwise take steps to alleviate their financial distress, the Company’s credit losses and write-offs of receivables could increase, which would negatively impact its results of operations.

Significant Customers and Suppliers — The concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to which the Company makes substantial sales. To minimize credit risk related to accounts receivable, the Company maintains allowances for potential credit losses based on historical loss patterns as well as future expectations. As of December 31, 2025 and December 31, 2024, the Company had three and four customers whose accounts receivable balance accounted for at least 10% of the Company’s consolidated accounts receivables, respectively. These customers accounted for approximately 47.64% and 61.6% of the Company’s receivables at the end of the respective periods. For the year ended December 31, 2025 and 2024, the Company had three and two customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 42.2 % and 23.9 % of the Company’s total revenue at the end of the respective periods.

The Company pays its suppliers on normal commercial terms and does not believe that there is any significant supply risk from its suppliers. As of December 31, 2025, and December 31, 2024, the Company had three and three suppliers whose account payable accounted for at least 10% of the Company’s consolidated account payables, respectively. These suppliers accounted for approximately 57.0% and 61.4% of the Company’s total payables at the end of the respective periods.

Foreign currency risk - The Company’s global operations are conducted predominantly in U.S. dollars. While revenue is generated in U.S. dollars, the Company incurs expenses in other currencies, principally, Nepalese rupees and Canadian dollars. The Company’s international operations expose it to risk of adverse fluctuations in foreign currency exchange rates through the remeasurement of foreign currency denominated assets and liabilities (both third-party and intercompany) and translation of earnings and cash flows into U.S. dollars.

Interest rate risk - The Company is exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from variable rates related to cash, short-term investments, and the Company’s borrowings. The Company does not believe it is exposed to material direct risks associated with changes in interest rates related to these deposits, investments and borrowings.

Geopolitical risks - As a result of its global operations, the Company is exposed to geopolitical risks, including ongoing and potential wars, terrorism, sanctions and trade disputes. These developments may disrupt supply chains and data flows, restrict access to critical technology and infrastructure (including AI-enabling hardware and cloud services), and increase cybersecurity and compliance risks. As a result of its global operations, the Company may be subject to certain inherent risks.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Leases

The Company’s lease portfolio includes one real estate leases under operating lease agreements. At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on whether: (i) the contract involves the use of a distinct identified asset, (ii) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (iii) the Company has the right to direct the use of the asset.

Upon the adoption of ASC 842, the Company elected the package of practical expedients to not (i) reassess whether any expired or existing contracts are or contain a lease, (ii) reassess historical lease classifications for existing leases, and (iii) reassess initial direct costs for existing leases. The Company also elected the practical expedient to account for lease and non-lease components as a single lease component. Accordingly, the Company shall include non-lease components with lease payments for the purpose of calculating lease assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments

The Company exempts leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combines non-lease components with lease components. Lease assets are tested for impairment in the same manner as long-lived assets used in operations.

The Company evaluates the classification of its leases as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (i) the lease transfers ownership of the asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (iii) the lease term is for a major part of the remaining useful life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (v) the leased asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any of these criteria.

The Company recognizes right-of-use assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2022, for existing leases upon the adoption of Topic 842). The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determines the discount rate using its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The Company records rent expense for short-term leases and operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term

For additional information regarding the Company’s lease arrangements, refer to “Note 18 - Leases”

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related party also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party control or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2025, the Company had cash of approximately $4,221 thousand. For the years ended December 31, 2025, the Company used approximately $5,529 thousand in cash for operating activities. Historically, the Company has incurred recurring net losses from operations and negative cash flows from operating activities. As of December 31, 2025, the Company had an accumulated deficit of approximately $35,145 thousand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these consolidated financial statements were issued.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on the Company’s ability to obtain necessary equity to continue operations, and ultimately the Company’s ability to generate profit from sales and positive operating cash flows, which is not assured.

On October 22, 2025, Merger Sub merged with and into Legacy Fusemachines, with Legacy Fusemachines continuing as the surviving company and becoming a wholly owned subsidiary of Fusemachines Inc. In connection with the closing, approximately $14.0 million in cash was received for the issuance of shares of Fusemachines Inc. common stock. All convertible notes were settled through the issuance of Fusemachines Inc. common stock, and certain promissory notes were repaid in cash upon closing. Following the business combination, the net balance of cash and cash equivalents was approximately $9.4 million. The Company’s trade payables, accrued expenses, and other current liabilities exceed the net cash and cash equivalents balance. Management is evaluating initiatives to streamline operations through reductions in headcount and consultant costs, and continued negotiations with vendors to achieve more favorable terms. In addition, the Company’s business plan anticipates a measured growth trajectory supported by new client acquisitions and expansion of existing customer relationships. While these actions are expected to enhance the Company’s financial position and extend its operational runway once implemented, they remain in the planning and negotiation stages.

As of the date on which these consolidated financial statements were available to be issued, we believe that the cash on hand, and additional investments available through issuance of new common stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Investment in Equity Securities

The Company’s equity investment comprises of investments in equity securities of private Companies. These equity investments are accounted for under the equity method, and initially recorded at estimated fair value, less any impairment. The Company’s share of gains and losses if any from these equity method investments are included in the consolidated statements of operations and comprehensive loss, net of income tax provision. Equity investments are reviewed regularly to determine whether there is a decline in estimated fair value below the carrying amount. If there is a decline that is other-than-temporary, the investment is written down to estimated fair value. When evaluating the equity investment for impairment, the Company performs a qualitative and quantitative assessment to evaluate whether a decline in estimated fair value below the carrying amount is other-than- temporary. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, the investee’s recent operating results and trends, recent acquisitions and sales of the investee securities, and other publicly available data, among other factors. If the Company determines that the decline is other-than-temporary, the Company records an impairment loss to write the equity investment to the estimated fair value.

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from the Company’s common stock and to reflect any excess cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings.

In connection with the consummation of the Business Combination on October 22, 2025, treasury shares previously held by the Company totaling 438,903 shares, with an aggregate carrying value of approximately $2.9 million, were excluded from the share exchange and did not participate in the reverse recapitalization. As treasury shares are not considered outstanding, these shares were effectively retired in connection with the transaction and accordingly are not reflected as outstanding shares of common stock following the closing of the Business Combination.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Emerging Growth Company (EGC)

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Embedded Derivatives

ASC 815 requires companies to bifurcate certain features from their host instruments and account for them as free-standing derivative financial instruments should certain criteria be met. We evaluate our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in our consolidated balance sheets. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is re-assessed at the end of each reporting period.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Management periodically reviews newly issued accounting standards to determine their potential impact on the Company’s consolidated financial statements and related disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures- In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective on a prospective basis for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In March 2024, the SEC issued its final climate disclosure rules (Rule 1), which require the disclosure of climate-related information in annual reports and registration statements, beginning with annual reports for the year ending December 31, 2025. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. We are currently evaluating the impact of the new rules and continue to monitor the status of the related legal challenges.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. In November 2024, the FASB issued this ASU that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance does not affect recognition or measurement in our consolidated financial statements.

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06- Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements.

New Accounting Pronouncements Adopted

In May 2025, the FASB issued Accounting Standards Update No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. The Company has early adopted ASU 2025-03. Accordingly, even if the acquired entity meets the definition of a VIE under ASC 810, the determination of the accounting acquirer is based on an evaluation in accordance with ASC 805-10 and ASC 805-50. The adoption of this guidance did not have a material impact on the Company’s financial statements. Further, the adoption did not change the Company’s overall accounting conclusions with respect to the identification of the accounting acquirer.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 3. Fair Value Measurements

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 - Quoted prices for identical assets or liabilities in active markets.

Level 2 - Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities, and observable inputs other than quoted prices such as interest rates or yield curves.

Level 3 - Unobservable inputs reflecting management’s view about the assumptions that market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The carrying values of the Company’s accounts receivable, unbilled revenue, prepaid expenses and other current assets, other assets, accounts payable, transaction costs, accrued expenses and other current liabilities and cumulative mandatorily redeemable common and preferred stock liability approximate their fair values based on the instrument’s relative short-term nature.

As of December 31, 2025, the Company does not have any outstanding convertible notes payable or related party loan payable, as these instruments were either converted or settled during the year other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $300 thousand, which were reclassified from a convertible note to a related party note payable on demand. Accordingly, no fair value estimation is required for such instruments as of the reporting date. As of December 31, 2024, the estimated fair values of these instruments approximated their carrying values due to their relatively short maturities.

Financial Instruments Recorded at Fair Value

The following tables present the Company’s fair value hierarchy for its financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	$121	$121
Forward Purchase derivative liability (Refer Note 21. Forward Purchase agreement)	-	-	$9,692	$9,692
	$-	$-	$9,813	$9,813

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Related Party convertible Notes Payable, at fair value (Refer Note 10. Long-Term Debt)	$-	$-	$6,524	$6,524
Convertible Notes at Fair Value (Refer Note 10. Long-Term Debt)	-	-	$8,986	$8,986
Warrant liability	-	-	$945	$945
	$-	$-	$16,455	$16,455

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Warrant Liabilities

The following table shows the change in the fair value of the warrant liability (in thousands):

Amount
Balance as of December 31, 2023	$430
Change in fair value of warrant liabilities	515
Balance as of December 31, 2024	$945

Amount
Balance as of December 31, 2024	$945
Change in fair value of warrant liabilities	$(824)
Balance as of December 31, 2025	$121

Forward Purchase Derivative Liability

The forward purchase derivative liability was recognized at Closing on October 22, 2025. The fair value as of December 31, 2025, was $9,692 thousand. The following table presents a reconciliation of the Forward Purchase Derivative Liability (in thousands):

Amount
Balance as of December 31, 2024	Nil
Forward purchase derivative recognized in connection with the merger on October 22, 2025	8,616
Change in fair value of forward purchase derivative liabilities	1,076
Balance as of December 31, 2025	9,692

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. The key assumptions used in valuation as of December 31, 2025: a risk-free rate of 3.53%, a valuation term of 2.81 years, and annualized volatility of 65.0%. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.

The following unobservable assumptions were used in determining the fair value of the forward purchase derivative liability at Closing

Equity volatility	65%

Convertible notes payable and forward purchase derivative liability

The following table shows the change in the fair value of the Convertible Notes measured at Fair Value and forward purchase derivative liability (in thousands):

	Related party Convertible Note payable at fair value	January 2024 Convertible Notes	Forward Purchase Derivative Liability
Balance as of December 31, 2023	$3,764	$-	-
Issuance of convertible notes at fair value	-	$6,500	-
Gain on extinguishment of debt recorded as a capital transaction	(343)	-	-
Change in fair value of related party note and convertible notes at fair value	3,103	2,486	-
Balance as of December 31, 2024	$6,524	$8,986	-

Balance as of December 31, 2024	$6,524	$8,986
Forward purchase derivative recognized in connection with the merger on October 22, 2025			8,616
Change in fair value of Related Party Convertible note, Convertible Notes at Fair Value and Forward Purchase derivative liability	(2,056)	(3,664)	1,076
Conversion into Fusemachines Inc. common stock to give effect of reverse capitalization of the merger (Refer Note 20)	(4,168)	(5,322)	-
Reclassification from convertible note payable*	(300)
Balance as of December 31, 2025	$-	$-	$9,692

*	In connection with the Business Combination on October 22, 2025, all outstanding convertible notes, including both related party and third-party balances, were converted into equity in accordance with their respective terms. Accordingly, no convertible notes remained outstanding as of December 31, 2025, except for the note related to Dolma Impact Fund I (“Dolma”) amounting to $300 thousand, which was reclassified from a convertible note to a related party note payable on demand.

Common Stock Warrant Liability

The Company estimates the fair value of the common stock warrant liability (refer to “Note 10 – Long-term Debt”) using an option pricing model and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for fair value of the underlying common stock expected volatility, expected life, dividends, and risk-free interest rate.

The warrant liability is classified as Level 3 as there were no quotable prices for identical assets or quoted prices for similar. The warrant liabilities are measured using a Black-Scholes Model. The fair value of the warrant liability as of December 31, 2025 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 3.99%, a stock price of $1.65, a term of 7.65 years, and annualized volatility of 62.0%. The fair value of the warrant liability as of December 31, 2024 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 4.5%, a stock price of $7.48, a term of 8.65 years, and annualized volatility of 65.0%.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Related Party Note payable at Fair Value and Convertible Notes at Fair Value

The Company accounts for certain long-term debt (also refer to “Note 10 - Long-term Debt”) under the fair value option. At the issuance date of the Convertible Notes at Fair Value, the Company determined that the fair value approximated the principal amount.

The measurement of fair value of the Convertible Notes at Fair Value as of December 31,2024 was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based analysis to incorporate estimates and assumptions concerning the Company’s prospects and market indications into a model to estimate the value of the Convertible Notes at Fair Value. The most significant estimates and assumptions used as inputs are those concerning timing, probability of possible scenarios for conversion or settlement of the Convertible Notes at Fair Value. The Convertible Notes at Fair Value are classified as Level 3 as there were no quotable prices for identical assets or quoted prices for similar

In connection with the consummation of the business combination on October 22, 2025, which was accounted for as a reverse recapitalization, each convertible note of Legacy Fusemachines, including both related party and other convertible notes, that was issued and outstanding immediately prior to the closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements. Immediately following such conversion, all such shares of Legacy Fusemachines common stock were exchanged for shares of Fusemachines Inc. common stock based on the Exchange Ratio specified in the Merger Agreement. As a result of the foregoing, no convertible notes or related party notes payable remained outstanding as of December 31, 2025 other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $300 thousand.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets.

The following table sets forth the significant inputs to the probability-weighted valuation model used to value the Convertible Notes at Fair Value as of December 31, 2024:

2019 and 2021 Convertible Notes

Type of Events	Expected Date	Probability of Event	Discount rate
SPAC transaction	4/3/2025	75%	54%
Maturity	2/28/2026	10%	54%
Default feature	NA	15%	54%

January 2024 Convertible Notes

Type of Events	Expected Date	Probability of Event	Discount rate
SPAC transaction	4/3/2025	75%	45%
Maturity	7/12/2025	10%	45%
Default feature	7/12/2025	15%	45%

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 4 Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accounts receivable, current	$1,386	$2,015
Accounts receivable	-	4
Total accounts receivable	$1,386	$2,019

Less: Allowance for credit losses	$(122)	$(588)
Total accounts receivable, net	$1,264	$1,431

In some contracts with customers, the Company agreed to instalment payments exceeding 12 months. The present value of these contracts is recorded as a receivable as the revenue is recognized in accordance with GAAP, and profit is recognized to the extent the present value is in excess of cost. The present value of long-term receivables is Nil, and the face value is Nil as of December 31, 2025. The present value of long-term receivables is $4 thousand, and the face value is $5.0 thousand as of December 31, 2024.

The following table sets forth the activity in the Company’s allowance for credit losses (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$588	$368
Provision for credit losses	55	540
Write-offs	(521)	(320)
Ending balance	$122	$588

Unbilled revenue for the year ended December 31, 2025 was $15.0 thousand and $113.0 thousand for the year ended December 31, 2024.

Note 5 Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Value added tax receivable	$98	$96
Prepaid expenses	571	88
Advance to vendors	3	13
Contract asset, current	19	22
Other current assets	62	-
Total prepaid expenses and other current assets	$753	$219

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 6(A). Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Computers and other hardware	$504	$504
Office, furniture, and equipment	160	167
Leasehold improvements	90	94
Vehicles and other fixed assets (excluding computers)	80	35
	834	800
Less: accumulated depreciation	(529)	(452)
Total property and equipment, net	$305	$348

The Company recognized depreciation expense related to property and equipment in the consolidated statements of operations and comprehensive loss of $96.8 thousand and $108.6 thousand during the year ended December 31, 2025 and 2024 respectively.

Note 6(B). Intangible Assets, net

Intangible assets subject to amortization consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Internally developed capitalized software	$386	$274
Less: accumulated amortization	(180)	(87)
Total intangible assets, net	$206	$187

The Company recognized amortization expense related to capitalized software in the consolidated statements of operations and comprehensive loss of $93.4 thousand and $70.0 thousand during the year ended December 31, 2025 and December 31, 2024, respectively.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 7. Investment in Equity Securities

In January 2024, the Company reached an agreement with one of its customers, Campaign Brain, Inc. (“Campaign Brain”), to provide AI Solutions. The total amount owed to the Company is to be satisfied through the issuance of 1,000,000 shares of Campaign Brain’s restricted stock to the Company with a determinable estimated fair value of $0.122 per share as of the issuance date. Of the 1,000,000 shares issuable, 450,000 shares of Campaign Brain’s restricted stock were vested on January 17, 2024, and 50,000 shares of Campaign Brain’s restricted stock are to be vested each month from February 15,2024 to December 15, 2024. The Company had approximately 10% and 20% ownership in Campaign Brain, respectively, on January 17, 2024 and December 31, 2024. The Company recognized revenue when Campaign Brain obtained control of promised services over the service period. At the time of the issuance, the estimated fair value of the shares was determined to be representative of the standalone selling price of the services rendered in exchange for the non-cash consideration in the form of restricted stock of Campaign Brain, or $122.0 thousand. The acquisition of Campaign Brain’s restricted stock did not have a major impact on the Company’s operations as the asset test, investment test and income test under the significance tests of the Securities Exchange Commission Regulation S-X Rule 1-02 (w) does not exceed 20%.

The transaction represents an equity investment in a private company for which the Company has the ability to exercise significant influence. Since the equity investment is accounted for under the equity method and does not qualify for the net asset value practical expedient, the Company measured the estimated fair value of the equity instrument received at contract inception, minus impairment, if any, with equity method investment gains and losses included in other (expense) income, net on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, the financial figures related to Campaign Brain including revenue, operating expenses and income tax provision were insignificant. The Company’s equity method investment losses derived from the vested portion of the investment were $1.9 thousand, recorded in equity in earnings of investee, net of income tax provision in the consolidated statement of comprehensive loss during the year ended December 31, 2024. As the equity investment is subject to vesting criteria, the Company records the vested portion of the investment at the estimated fair value received at contract inception on each reporting date

In the previous year ended December 31, 2024, the Company recognized an impairment loss of $120.13 thousand on its investment in Campaign Brain Inc., which is an equity security classified under “Investments in Equity Securities.” The impairment was triggered due to the inability of Campaign Brain Inc. to generate earnings with expected future losses and deteriorating financial performance.

As of December 31, 2024, the fair value of the investment in Campaign Brain Inc. has been assessed to be nil. This assessment is based on the deteriorating financial performance of the entity, including minimal revenue during the year, negative net worth, low bank balance as of December 31, 2024, negative cashflows and lack of future projections. Additionally, the entity has no current or foreseeable plans to generate future revenue, which further supports the conclusion that the fair value is nil. Consequently, no value has been assigned to this investment in the financial statements. Since the investment had already been fully written down to nil as of December 31, 2024, there was no financial impact recognized in the consolidated financial statements for the year ended December 31, 2025 related to this investment.

Note 8. Cumulative Mandatorily Redeemable Financial Instruments

In July 2021, Fusemachines Nepal Private Ltd entered into a Share Purchase Agreement between Fusemachines Nepal Inc., and BO2 (the “BO2 Purchase Agreement”) in which BO2 agreed to invest $964.2 thousand in Fusemachines Nepal Private Ltd. Fusemachines Nepal Private Ltd issued 39,750 Ordinary Shares with a par value of 100 Nepalese rupees and also issued 1,110,250 cumulative and compulsory redeemable Preference Shares with a par value of 100 Nepalese rupees. The Preference Shares contain an annual coupon rate of 10% with the option to convert the Preference Shares into Ordinary Shares. The Preference Shares and Ordinary Shares are mandatorily redeemable five years from the date of issuance at a redemption price equal to 200% of the purchase price. Any dividends paid on these shares will reduce the ultimate redemption price. Management determined that these shares represent mandatorily redeemable financial instruments under ASC 480 and thus are liability-classified. These liabilities are recorded in cumulative mandatorily redeemable common and preferred stock liability within the consolidated balance sheets, and accretions to the redemption value are recorded within interest expense in the consolidated statements of operations and comprehensive loss. The effective interest rate is 13.7%, the accrued interest was $304.4 thousand and $238.3 thousand at December 31, 2025 and December 31, 2024 respectively, and is recorded in accrued expenses and other current liabilities in the consolidated balance sheets, and the issuance cost incurred was $13.7 thousand.

The outstanding balance of the Cumulative Mandatorily Redeemable Financial instruments were $1,048 thousand and $1,000 thousand for the year ended December 31, 2025 and December 31, 2024 respectively

The following summarizes the key terms and provisions of the Preference Shares and Ordinary Shares:

Preference Shares

Rights and privileges - Preference Shares will be paid dividends before the Ordinary Shares. Preference shareholders will receive a 10% percent annual dividend on Preference Shares. Apart from this, Preference Shares will not receive any kind of dividend or profit. If the Company fails to make a profit in any year or if the Company decides not to distribute dividends, then the dividends to be received by the Preference Shares will be cumulated and those amounts must be returned to the preference shareholders in a lump sum in the year when the dividends are distributed or when the Company withdraws the Preference Shares. Preference Shares will be given priority when the amount of shares is returned in case of liquidation of the Company. Preference Shares will not have voting rights in the general meeting of the Company. The preference share amount is redeemable after a certain period.

Redemption - In terms of return, no Preference Share can be redeemed until the price of the issued Preference Share is fully paid. The amount of Preference Shares cannot be returned from any amount other than the amount of profit that can be distributed as dividends or the amount received from the new shares issued by the Company for the purpose of returning the shares.

The rate per share for redeeming Preference Shares shall be as per share purchase and sale agreement or shareholder agreement and shall be redeemed at the same rate. In case any Preference Shares issued for return are to be returned along with the premium, a separate fund of appropriate amount shall be arranged from the Company’s profit or the Company’s share premium account for that purpose. In this way, except in the case where the amount of the Preference Shares is returned from the amount received by issuing new shares, in accordance with the law, when the amount of the Preference Shares is returned, an amount equal to the face value of the returned shares from the amount that can be received to distribute dividends from the Company’s profits shall be deposited in a separate account. Any preference share returned in accordance with this regulation shall be deemed to have been automatically forfeited after the completion of the return process. If the Company redeems or proposes to redeem any Preference Shares, it may issue new shares equal to the face value of the shares so redeemed or to be redeemed.

Ordinary Shares

Rights and privileges - The shareholders of this category will have voting rights and other rights according to the prevailing law.

Redemption - The Ordinary Shares will be redeemed if the Company fails to withdraw the Preference Shares issued by the Company to be redeemed. If the Preference Shares have to be converted into ordinary shares, it shall be done according to the decision of the general meeting of the Company.

Additional provisions related to Preference Shares shall be in accordance with the shareholders’ agreement between them.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Wages payable	$3,858	$2,525
Covenant fees	-	435
Interest payable (Note 8)	304	238
Legal expenses	-	141
Deposit liability for early exercised options	-	3
Accrued expenses	456	358
Total accrued expenses and other current liabilities	$4,618	$3,700

Note 10. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2025			December 31, 2024
	Current	Noncurrent	Total	Current	Noncurrent	Total
2024 Convertible Notes	$-	$-	$-	$255	$200	$455
2024 Convertible Notes at fair value	-	-	-	8,986	-	8,986
Related party convertible notes payable at fair value	-	-	-	-	6,524	6,524
Related party loan payable	300	-	300	700	-	700
Total	$300	$-	$300	$9,941	$6,724	$16,665

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Convertible Notes at Fair Value

Related party convertible notes payable at fair value

In October 2019, the Company entered into a convertible promissory note agreement (the “2019 Convertible Note Agreement”) with a lender and issued a convertible promissory note for the principal amount of $2,000.0 thousand (the “2019 Convertible Note”). The 2019 Convertible Note bears interest at a rate of 10% per annum, compounded quarterly. The 2019 Convertible Note matured in September 2022

In September 2021, the Company entered into a second convertible promissory note agreement (the “2021 Convertible Note Agreement”) (the 2019 Convertible Note Agreement and the 2021 Convertible Note Agreement collectively referred to as the “2019 and 2021 Convertible Notes Agreements”) with the same lender and issued a convertible promissory note for the principal amount of $450.0 thousand (the “2021 Convertible Note”) (the 2019 Convertible Note and the 2021 Convertible Note collectively, the “2019 and 2021 Convertible Notes”). The 2021 Convertible Note was issued with the same terms as the 2019 Convertible Note, except with a maturity date of October 2022.

Effective December 2022, the 2019 and 2021 Convertible Notes Agreements were amended (the “2022 Amended Convertible Notes Agreements”) to extend the maturity date for the 2019 and 2021 Convertible Notes to December 2023, increase the interest rate to 15% for the period from December 2022 through December 2023, adding a prepayment option, amending one of the conversion scenarios, and amending the definition of a next equity financing to require a sale of equity securities to result in gross proceeds of $7,500.0 thousand (the “Next Equity Financing”). The 2022 Amended Convertible Notes Agreements also added a partial payment of the interest accrued and outstanding on the note of $386.4 thousand due no later than March 2023. Failure to pay by the payment deadline obligated the Company to pay interest at a rate of twenty percent (20%) per annum, compounded quarterly, on the outstanding $386.4 thousand.

In December 2023, the 2022 Amended Convertible Notes Agreements were amended again (the “2023 Amended Convertible Notes Agreements”), extending the maturity date of the 2019 and 2021 Convertible Notes to January 2024.

In January 2024, the 2023 Amended Convertible Notes Agreements were amended again (the “2024 Amended Convertible Notes Agreements”), extending the maturity date to January 2025. The amendment also added a provision surrounding conversion in the case the Company completes the merger (see “SPAC PIPE financing” below) (also see “Note 1 –Organization”), an additional table depicting principal and interest on the 2019 and 2021 Convertible Notes to be redeemed in connection with the merger, and additional definitions related to the merger

The 2021, 2022 and 2023 amendments were accounted for as debt modifications, prospectively, with any change in fair value from the new terms incorporated into future valuations. The 2024 amendment was deemed as capital transaction as per ASC 470-50-40-2 and is accounted for as an extinguishment of debt, with a gain on extinguishment of debt of $343.0 thousand recorded in additional paid in capital in the consolidated balance sheet for the year ended December 31, 2024, with any change in subsequent fair value incorporated into future valuations and any amendment fees or third-party costs to be expensed at the time of the amendment, and the amended terms to be incorporated into the valuations at each subsequent balance sheet date.

On January 31, 2025, the Company entered into an amendment agreement of the convertible note payable to Dolma. Pursuant to the amendment agreement, the maturity date was revised to February 28, 2026. Further, it was agreed that if the Company enters into a SPAC Business Combination Agreement at any time while the Notes are outstanding, any portion of the Aggregate Notes Amount that is not redeemed or repaid in connection or prior to the closing of the SPAC Transaction will convert, without any required action by the Holder, into shares of Common Stock immediately prior to the consummation of the SPAC Transaction contemplated by the SPAC Business Combination Agreement at a conversion rate that is derived from a Company valuation of $85,000.0 thousands on a fully-diluted basis (provided that the Notes will be deemed have converted simultaneously with all other convertible notes being converted in connection the SPAC Transaction).

The Company evaluated the above amendment agreement entered on January 31, 2025, under the guidance in ASC 470-50 Debt - Modifications and Extinguishments, and it was determined terms of the amendment were not substantially different than the terms of the convertible notes prior to the Amendment. Accordingly, the aforesaid amendment was accounted for as a debt modification.

The 2019 and 2021 Convertible Notes, contain the following conversion features:

Conversion upon next equity financing – The conversion balance will be automatically converted into shares of the Company’s Convertible Preferred Stock upon the closing of the Next Equity Financing. The number of Convertible Preferred Stock to be issued upon the conversion will be equal to the quotient of the outstanding principal and, if so elected by the Company, any accrued and unpaid interest on the date of the conversion, divided by the conversion price calculated as the product of (a) 100% minus the discount rate, times (b) the price paid per share for equity securities by the investor in the Next Equity Financing. The aggregate liquidation preference of the Convertible Preferred Stock issued upon conversion shall be equal to the aggregate conversion balance

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Maturity – If the Next Equity Financing or a corporate transaction (as defined below) has not occurred on or before the Maturity Date, and if the outstanding balance is not repaid by the Company in full on the Maturity Date, then the conversion balance shall automatically be converted into (i) the conversion balance on the Maturity Date, divided by (ii) $2.235 price per share.

Corporate transaction – In the event of a (i) closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets, (ii) the consummation of the merger or consolidation of the Company with or into another entity, (iii) the closing of the transfer (whether by merger, consolidation or otherwise), in one transaction or a series of related transactions, to a person or group of affiliated persons (other than an underwriter of the Company’s securities), of the Company’s securities if, after such closing, such person or group of affiliated persons would hold at least a majority of the outstanding voting stock of the Company (or the surviving or acquiring entity) (the “Corporate Transaction”), or (iv) a liquidation, dissolution or winding up of the Company prior to full payment of either of the Convertible Notes or prior to the time when either of the Convertible Notes are converted as provided in a Next Equity Financing or a Maturity Conversion, then the conversion balance shall automatically be converted into that number of conversion shares immediately prior to the closing of such Corporate Transaction obtained by dividing the conversion balance by 75% of the price per share of the corporate transaction.

SPAC PIPE Financing – Aggregate redemption amount of the 2019 and 2021 Convertible Notes will be redeemed in connection with the consummation of a SPAC transaction to be issued by the SPAC (a “SPAC PIPE Financing”). The aggregate redemption amount ranges from $300.0 thousand to $4,000.0 thousand and the corresponding SPAC PIPE Financing amount ranges from $15,000.0 thousand to $40,000.0 thousand.

If the Company enters into a SPAC business combination agreement at any time while the 2019 and 2021 Convertible Notes are outstanding, then any portion of the aggregate outstanding amounts that are not redeemed or repaid in connection with the closing of a SPAC transaction will convert into shares of the Company’s common stock at a conversion valuation of $115,000.0 thousand, on a fully-diluted basis. Further as per the amendment dated January 31, 2025, the Company valuation to be used for calculating the conversion rate, which shall be changed from $115,000.0 thousand to $85,000.0 thousand,

The Company qualified for and elected to account for the 2019 and 2021 Convertible Notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. The Company believes that the fair value option better reflects the underlying economics of the 2019 and 2021 Convertible Notes. As a result, the 2019 and 2021 Convertible Notes were recorded at fair value upon issuance

The Company recorded a gain/charge of $4,468.0 thousand $3,103.3 thousand related to changes in fair value for both the 2019 Convertible Note and 2021 Convertible Note, which is recorded as Gain/(loss) on change in fair value in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2024, the lender of the 2019 and 2021 Convertible Notes was considered a principal owner of the Company, because it held greater than 10% of voting common stock of the Company (also see “Note 19 - Related Parties).

2024 Convertible Notes at fair value

In January 2024, the Company entered into two convertible promissory note agreements (the “January 2024 Convertible Notes Agreements”) with a lender for the principal amounts of $2,000.0 thousand (“January 2024 Convertible Note A”) and $4,500.0 thousand (“January 2024 Convertible Note B”), respectively, that each bear interest at a rate of 4.863% per annum, payable at maturity (the “January 2024 Convertible Notes”). The January 2024 Convertible Notes mature in January 2025.

On February 4, 2025, the maturity date of January 2024 convertible note was extended to July 12, 2025 pursuant to the second amendment

The January 2024 Convertible Notes contain the following conversion features:

Optional conversion upon a qualifying financing – Before the maturity date in January 2025, if the company plans to go through a significant funding round of the issuance of preferred stock resulting in gross proceeds of at least $5,000.0 thousand (the “January 2024 Notes Qualifying Financing”), it will let the holder know at least 10 days before this funding round is set to happen. The holder then has the option to turn any outstanding obligations from the January 2024 Convertible Notes into shares of preferred stock when the funding round closes, based on all of the outstanding obligations under the January 2024 Convertible Notes (the “Conversion Amount”), divided by a specific price calculated as the lower of two figures: (i) either the maximum share price (the share price cap as discussed below) or (ii) 80% of the price at which other investors are buying the preferred stock in the funding round (the “Conversion Price”). However, if this funding round also counts as a company sell-off or shutdown the holder can choose the optional conversion upon a liquidation event (as described in the “optional conversion upon a liquidation event” section below).

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Automatic conversion into common stock - If the company completes the plan of merger as per the Merger Agreement (as defined in “Note 1 - Organization) before the January 2024 Convertible Notes maturity date in January 2025, the Company must notify the lender at least 5 days before the merger is finalized. Immediately preceding the merger, any outstanding amounts the Company owes under the January 2024 Convertible Notes will automatically turn into shares of the Company’s common stock. The number of shares converted is based on the Conversion Amount, divided by the Conversion Price, which will be capped at a maximum value (the share price cap as discussed below).

Optional conversion into preferred stock or common stock – After the maturity date of this note in January 2025, the holder can choose to turn the Conversion Amount into shares. There are two scenarios: (i) if converted in conjunction with the January 2024 Convertible Notes Qualifying Financing after the maturity date of January 2025, the conversion will be to preferred stock. The number of shares will be the Conversion Amount divided by the Conversion Price, or (ii) if converted at any other time that is not tied to a Qualifying Financing after the maturity date of January 2025, the conversion will be to common stock. The number of shares will be based on the Conversion Amount, divided by the maximum share price (the share price cap as discussed below).

Optional conversion upon a liquidation event – Before the maturity date in January 2025, or before the January 2024 Convertible Notes convert into shares according to the optional conversion upon a qualifying financing, automatic conversion into common stock, or optional conversion into preferred or common stock as discussed above, if the Company plans to sell off its assets or dissolve (when not part of a merger, a “Liquidation Event”), the holder can: (i) choose to convert any Conversion Amount into common stock immediately prior to the Liquidation Event. The number of shares to be calculated as the Conversion Amount, divided by a set price per share (the share price cap as discussed below), or (ii) alternatively, choose to be paid in cash, which would be the Conversion Amount, payable prior to the Liquidation Event. The Company must notify the holder at least 10 days before the Liquidation Event is expected to occur.

Liquidation Preference Upon Conversion – If the January 2024 Convertible Notes convert in the January 2024 Notes Qualifying Financing, they will be converted into preferred stock such that the liquidation preference shall equal the Conversion Price.

January 2024 Convertible Note A specific terms – Upon the occurrence of a default (as defined in the January 2024 Notes Agreement and discussed below), the holder can declare all amounts due and outstanding to be paid immediately. The proceeds received under the January 2024 Convertible Note A are to be used to repurchase 667,000 shares of common stock held by Sameer Maskey, CEO of the Company. The share price cap is $3.00 per share.

January 2024 Convertible Note B specific terms – Upon the occurrence of a default (as defined in the January 2024 Notes Agreement and discussed below), the holder can declare all amounts due and outstanding be paid immediately, including a termination fee of $1,000.0 thousand as defined in the January 2024 Notes Agreement). The proceeds received under the January 2024 Convertible Note B are to be used to repay third-party debt of the Company and for working capital purposes. The share price cap is $5.798.

The January 2024 Convertible Notes will default if the Merger Agreement (as defined in “Note 1 – Organization”) is terminated and also has other customary events of default. The January 2024 Convertible Notes are fully secured by 3,600,000 shares of common stock held by Sameer Maskey, the CEO of the Company (refer to “Note 19 – Related Parties”).

The Company qualified for and elected to account for the January 2024 Convertible Notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. The Company believes that the fair value option better reflects the underlying economics of the January 2024 Convertible Notes. As a result, the January 2024 Convertible Notes were recorded at fair value upon issuance

The Company evaluated the amendment agreement entered on February 4, 2025, under the guidance in ASC 470-50 Debt - Modifications and Extinguishments, and it was determined terms of the amendment were not substantially different than the terms of the convertible notes prior to the Amendment. Accordingly, the aforesaid amendment was accounted for as a debt modification.

The Company recorded a gain and charge of $3,664.0 thousand and $2,486 related to changes in fair value for the January 2024 Convertible Notes, which is recorded as Gain/(loss) on change in fair value in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025, and December 31, 2024 respectively.

The January 2024 Convertible Notes were once again amended in July 2025 and basis the amendment the maturity date was revised from July 12, 2025, to October 18, 2025, pursuant to the third amendment. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and therefore did not apply extinguishment accounting, rather it accounted for the modification on a prospective basis pursuant to ASC 470.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

2023 Notes Payable

In August 2023, the Company entered into a loan and security agreement with a lender (the “2023 Notes Agreement”) that will make available to the Company loans in an aggregate principal amount of up to $4,000.0 thousand in three separate tranches. In that month, the Company withdrew $3,000.0 thousand (the “First Tranche”). The Company additionally had the opportunity to request, subject to the terms of the 2023 Notes Agreement, an additional tranche of $500.0 thousand in or before March 2024 (the “Second Tranche”) and a third tranche of $500.0 thousand in or before June 2024 (the “Third Tranche”) (the First Tranche, Second Tranche and Third Tranche are collectively referred to as the “2023 Notes”). The 2023 Notes bear interest at a rate of 13.25% per annum, compounded annually, payable at maturity. The effective interest rate was 23%. The 2023 Notes were secured by substantially all of the Company’s assets.

In January 2024, the Company repaid the entire aggregate outstanding principal on the 2023 Notes Payable in the amount of $3,000.0 thousand along with an additional payment of $78.5 thousand for interest, prepayment fees, and lender fees. The Company recorded a loss of $601.1 thousand on extinguishment of debt, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024

Common Stock warrant

In connection with the 2023 Notes Agreement, the Company issued to the lender common stock warrants (the “Common Stock Warrants”) to purchase up to 92,211 shares of the Company’s common stock, exercisable immediately, with an exercise price of $0.70 per share with a contractual term of 10 years. The Company determined that the Common Stock Warrants are freestanding financial instruments and were determined to be within the scope of ASC 480-10, and accordingly, are liability classified. As of December 31, 2025 and December 31, 2024, the fair value and carrying amount of the Common Stock Warrant Liability was $121.0 thousand and $945.0 thousand, respectively (refer to “Note 3 - Fair Value Measurements”).

The Company recorded a gain of $824.0 thousand and a charge of $515.0 thousand related to changes in fair value, which is recorded as loss on change in fair value in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025 and 2024, respectively.

April 2024 Convertible Note

In April 2024, the Company entered into a convertible note agreement (the “April 2024 Convertible Note Agreement”) with a lender for the aggregate principal amount of $125.0 thousand, that bears interest at a rate of 4.71% per annum and is convertible to common stock (the “April 2024 Convertible Note”). The April 2024 Convertible Promissory Note matures in April 2025.

Automatic conversion into common stock – If on or before the maturity date in April 2025, the Company closes the plan of merger as described in the Merger Agreement (as defined in “Note 1 – Organization”), the Company will notify the holder of the April 2024 Convertible Note five days prior to the merger. Immediately prior to the closing of the merger, all of the then outstanding obligations of the April 2024 Convertible Note will automatically convert into the number of common shares equal to the outstanding amount divided by $4.94.

Warrant issuance – Upon the conversion of the April 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. With respect to classification and initial recognition of warrants as of the date of closing of the merger, refer note on accounting of warrants issuance pursuant to conversion of convertible note.

Subordination – Upon the occurrence of any event of default (as described in the April 2024 Convertible Note Agreement and discussed below), the April 2024 Convertible Note shall become junior and subordinate to the January 2024 Convertible Notes.

The April 2024 Convertible Note has customary events of default, are fully secured by the assets of the Company and because the conversion feature does not meet the definition of a derivative are being accounted for at amortized cost. The proceeds of the April 2024 Convertible Note will be used for working capital purposes.

On February 5, 2025, the conversion price of the April 2024 Convertible Promissory Notes with principal amount of $125 thousand was amended to $3.15 from the original conversion price of $4.94.

The Company evaluated the conversion feature of April 2024 Convertible Note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on this assessment, separate accounting for the conversion feature was not required and the instrument was accounted for under the substantial premium model. Accordingly, the excess of the consideration over the fair value amounting to $113.0 thousand was recorded as loss on extinguishment of debt, with a corresponding adjustment recorded in additional paid-in-capital debit, in the consolidated statement of profit and loss for the year ended December 31, 2025.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

The April 2024 Convertible Notes were once again amended in April 2025 and basis the amendment the maturity date was revised from April 5, 2025 to April 5, 2026 pursuant to the second amendment. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and therefore did not apply extinguishment accounting, rather it accounted for the modification on a prospective basis pursuant to ASC 470.

June 2024 Convertible Note

In June 2024, the Company entered into a convertible note agreement (the “June 2024 Convertible Note Agreement”) with a lender for the principal amount of $130.0 thousand, that bears interest at a rate of 4.71% per annum and is convertible to common stock (the “June 2024 Convertible Note”). The June 2024 Convertible Promissory Note matures in June 2025.

Automatic conversion into common stock – If on or before the maturity date in June 2025, the Company closes the plan of merger as described in the Merger Agreement (as defined in “Note 1 – Organization”), the Company will notify the holder of the June 2024 Convertible Note five days prior to the merger. Immediately prior to the closing of the merger, all of the then outstanding obligations of the June 2024 Convertible Note will automatically convert into the number of common shares equal to the outstanding amount divided by $4.94.

Warrant issuance – Upon the conversion of the June 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. With respect to classification and initial recognition of warrants as of the date of closing of the merger, refer note on accounting of warrants issuance pursuant to conversion of convertible note.

Subordination – Upon the occurrence of any event of default (as described in the June 2024 Convertible Note Agreement and discussed below), the June 2024 Convertible Note shall become junior and subordinate to the January 2024 Convertible Notes.

The June 2024 Convertible Note has customary events of default, are fully secured by the assets of the Company and because the conversion feature does not meet the definition of a derivative are being accounted for at amortized cost. The proceeds of the June 2024 Convertible Note will be used for working capital purposes.

On February 5, 2025, the conversion price of the June 2024 Convertible Promissory Note with principal amount of $130 thousand was amended to $3.15 from the original conversion price of $4.94.

The Company evaluated the conversion feature of June 2024 Convertible Note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on the assessment, separate accounting for the conversion feature was not required, and the instrument was accounted for under the substantial premium model. Accordingly, the excess of the consideration over the fair value amounting to $114.0 thousand was recorded as loss on extinguishment of debt, with a corresponding adjustment in additional paid-in-capital, in the consolidated statement of profit and loss for the year ended December 31, 2025.

The June 2024 Convertible Note were once again amended in July 2025 and basis the amendment, the maturity date was revised from June 17, 2025, to June 17, 2026, pursuant to the amendment. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended note’s cash flows and the present value of the original remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and therefore did not apply extinguishment accounting, rather it accounted for the modification on a prospective basis pursuant to ASC 470.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

September 2024 Convertible Notes

In September 2024, the Company entered into two convertible note agreements (the “September 2024 Convertible Notes Agreements”) with two lenders, each for the principal amount of $100.0 thousand (the “September 2024 Convertible Notes”). The September 2024 Convertible Notes bear interest at a rate of 4.71% per annum. The 2024 September Convertible Notes mature in September 2026.

Automatic conversion into common stock – If on or before the maturity date in September 2026, the Company closes the plan of merger as described in the Business Combination Agreement (as defined in “Note 1 – Organization”), the Company will notify the holders of the September 2024 Convertible Notes five days prior to the merger. Immediately prior to the closing of the merger, all of the then outstanding obligations of the September 2024 Convertible Notes will automatically convert into the number of common shares equal to the outstanding amount divided by $4.94.

Warrant issuance – Upon the conversion of the September 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. With respect to classification and initial recognition of warrants as of the date of closing of the merger, refer note on accounting of warrants issuance pursuant to conversion of convertible note.

Subordination – Upon the occurrence of any event of default (as described in the September 2024 Convertible Notes Agreements and discussed below), the September 2024 Convertible Notes shall become junior and subordinate to the January 2024 Convertible Notes.

The September 2024 Convertible Notes have customary events of default, are fully secured by the assets of the Company and because the conversion feature does not meet the definition of a derivative are being accounted for at amortized cost. The proceeds of the September 2024 Convertible Notes will be used for working capital purposes.

On February 5, 2025, the conversion price of the two September 2024 Convertible Promissory Notes with principal amount of $100 thousand each was amended to $3.15 from the original conversion price of $4.94.

The Company evaluated the conversion feature of September 2024 Convertible Notes offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on the assessment, separate accounting for the conversion feature was not required, and the instrument was accounted for under the substantial premium model. Accordingly, the excess of the consideration over fair value amounting to $164.0 thousand was recorded as loss on extinguishment of debt, with a corresponding adjustment in additional paid-in-capital in the consolidated statement of Operations and Comprehensive Loss for the year ended December 31, 2025.

February 2025 Convertible Notes

On February 24, 2025, the Company entered into a convertible promissory note amounting to $180,000 with an interest rate of 4.71% and maturity date of February 19, 2028. Upon closing of the Merger, the Note shall automatically convert into the number of shares of Common Stock equal to the then outstanding Obligations under the note divided by the applicable Conversion Price i.e., $3.15.

Automatic conversion into common stock – If on or before the maturity date in February 2028, the Company closes the plan of merger as described in the Business Combination Agreement (as defined in “Note 1 – Organization”), the Company will notify the holders of the February 2025 Convertible Notes five days prior to the merger. Immediately prior to the closing of the merger, all of the then outstanding obligations of the September 2024 Convertible Notes will automatically convert into the number of common shares equal to the outstanding amount divided by $3.15.

Subordination – Upon the occurrence of any event of default (as described in the February 2025 Convertible Notes Agreements and discussed below), the February 2025 Convertible Notes shall become junior and subordinate to the January 2024 Convertible Notes.

The February 2025 Convertible Note has customary events of default, are fully secured by the assets of the Company and because the conversion feature does not meet the definition of a derivative are being accounted for at amortized cost. The proceeds of the February 2025 Convertible Note will be used for working capital purposes.

Related Party loan payable

During the previous year ended December 31, 2024, the Company entered into seven separate promissory notes with Mr. Maskey for an aggregate principal amount of $700.0 thousand (the “2024 Related Party Promissory Notes”). The 2024 Related Party Promissory Notes bear interest at a rate of 4.71% per annum and mature in December 2025. Upon an event of default, the 2024 Related Party Promissory Notes shall become junior and subordinate to the January 2024 Convertible Notes (also see “Note 19 - Related Parties”), and any amounts owed will bear interest at 10% per annum until the obligations are satisfied in full. The 2024 Related Party Promissory Notes have customary events of default. As of December 31, 2025, no balance is outstanding of the 2024 Related Party Promissory notes, as in connection with the consummation of the Business Combination on October 22, 2025, the Company settled the outstanding principal and accrued interest under the 2024 Related Party Promissory Notes in cash.

On February 12, 2025, an amendment to the seven promissory notes was entered into between the company and the CEO, Mr. Sameer Maskey. As per the original agreement, the maturity date was earlier of (1) the occurrence of an Event of Default and (2) December 31, 2024. Pursuant to the amendment agreement, the maturity date was extended to earlier of (1) the occurrence of an Event of Default and (2) December 31, 2025.

The Company evaluated the amendment in maturity date under the guidance in ASC 470-50 Debt - Modifications and Extinguishments, and it was determined that there was no gain/loss to be recorded in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025.

The Company incurred interest expense on promissory notes held at amortized cost and subsequently the promissory notes principal and accrued and unpaid interest were repaid in cash upon the Closing of merger.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Others- February 2025 Convertible Notes

In connection with the second amendment to the Business Combination Agreement, Consilium Frontier Equity Fund, LP provided financing to Fusemachines Inc. in the amount of $2,160,000, in exchange for a convertible note which note shall convert into shares of Fusemachines Inc. common stock of at a price of $0.44 per share (a) automatically at the time of the Business Combination, or (b) on July 12, 2025 at the option of the holder, if not, then payable in cash.

Pursuant to the terms of the Note and related Escrow Agreement, the proceeds are required to be deposited into an escrow account and will be released to the Company only upon the consummation of the Business Combination.

Further, per Section 4.2 of the Escrow Agreement “Upon the Closing, the Company, Investor and Fusemachines shall jointly deliver a Joint Release Notice to the Escrow Agent directing the Escrow Agent to disburse all Funds held in the Escrow Account to the Fusemachines Inc.” Accordingly, the escrowed funds are not freely available to the Company prior to joint instruction by the Investor, Fusemachines and the Company.

On May 22, 2025, the proceeds from Consilium Frontier Equity Fund, LP have been received into an escrow account. Upon closing of the merger, these funds were subsequently released and received in the bank account of Fusemachines Inc.

Impact of reverse capitalization on convertible note

In connection with the consummation of the Business Combination on October 22, 2025, each Legacy Fusemachines convertible note, including both related-party and non-related-party convertible notes, that was issued and outstanding immediately prior to the Closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements.

Convertible notes that are exchanged for equity pursuant to their original contractual terms are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Upon conversion, the carrying amount of the convertible debt is reclassified to equity, and no gain or loss is recognized in earnings, as the conversion is executed in accordance with the original terms of the instruments.

Immediately following such conversions, all shares of Legacy Fusemachines common stock issued upon conversion were exchanged for shares of Fusemachines Inc. common stock based on the exchange ratio specified in the Business Combination Agreement.

As a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.

Accounting of warrants issuance pursuant to conversion of convertible note.

The warrants issuable upon conversion of the April 2024, June 2024, September 2024 Convertible Note are classified as equity warrants, based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). These warrants are measured at fair value on the issuance date (Day 1), which is the merger closing date of October 22, 2025, and should not be subsequently remeasured, with no recurring fair value adjustments recognized in earnings. The Company recorded a loss of $4.2 thousand due to initial recognition of warrants, which is recorded as Other (expense) income in the consolidated statements of operations and comprehensive loss, for the year ended December 31, 2025. These warrants have same terms and provisions as public warrant. Refer note 24-‘Public and private warrants’ for details with respect to terms of public warrants.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 11. Convertible Preferred Stock

Effective February 2023, the Company amended the Third Amended and Restated Certificate of Incorporation of Fusemachines Inc. (the “Restated Certificate”) to increase the number of shares of series seed preferred stock (“Convertible Preferred Stock”) that the Company is authorized to issue from 5,947,706 to 5,972,716 (including 3,580 authorized shares of preferred stock not assigned to a particular series) and increase the authorized shares of series seed-2 preferred stock (“Series Seed-2 Convertible Preferred Stock”).

On October 22, 2025, upon the consummation of the business combination, which was accounted for as a reverse recapitalization, 9,043,234 shares of Legacy Fusemachines convertible preferred stock were converted into Legacy Fusemachines common stock in accordance with the applicable conversion terms. Subsequently, in connection with the Business Combination, all such Legacy Fusemachines common shares were exchanged for shares of common stock of Fusemachines Inc. (the “Company” or “PubCo”) based on the exchange ratio specified in the Business Combination Agreement. After giving effect to the exchange ratio, an aggregate of 5,950,673 shares of the Company’s common stock were issued.

As a result of these transactions, no shares of Convertible Preferred Stock remained outstanding as of December 31, 2025.

The authorized, issued and outstanding shares of Convertible Preferred Stock, along with the related liquidation preferences and carrying values, after giving effect to the conversion ratio applied in connection with the merger (reverse capitalization), as of December 31, 2024, were as follows (in thousands, except share numbers)

	As of December 31, 2024
Series	Authorized Shares	Issued and Outstanding Shares	Liquidation Preferences	Carrying Value
Seed-1	1,328,371	1,325,081	$1,350	$1,323
Seed-2	922,925	922,950	$940	940
Seed-3	1,776,667	1,764,724	$2,515	2,515
Seed-4	1,941,173	1,937,918	$3,100	3,087
Total	5,969,136	5,950,673		$7,865

Rights, preferences and privileges of the Convertible Preferred Stock (Historical)

The following summarizes the rights, preferences, and privileges of the Convertible Preferred Stock prior to its conversion at Closing

Dividends. The Company may not pay dividends on other classes or series of stock (excluding dividends in common stock) before unless the holders of the Company’s Convertible Preferred Stock receive, at the same time or before, a dividend on each of their shares. Upon the declaration of a dividend for another class or series of stock (excluding common stock), the holders of the Convertible Preferred Stock are entitled to receive dividends based on the equivalent amount if the other stocks were converted into common stock, times the number of common stock shares that each Convertible Preferred Stock share could be converted into (as adjusted for stock splits, combinations and reorganizations). No dividends have been declared to date.

Conversion. The series seed preferred stock is convertible, at the option of the holder, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the series seed original issue price by the series seed conversion price in effect at the time of conversion.

Voting rights. The holders of Convertible Preferred Stock are entitled to that number of votes on all matters presented to stockholders equal to the number of shares of common stock then issuable upon conversion of such preferred stock. The holders of Convertible Preferred Stock are entitled to elect one director of the Company.

Liquidation. In the event of any sale of substantially all of the assets, a merger, or liquidation, dissolution or winding up of the Company, the holders of series seed-4 Convertible Preferred Stock then outstanding will be entitled to receive, in preference to the holders of all other series of Convertible Preferred Stock and common stock, an amount equal to or greater than (a) $1.0553 per share (as adjusted for stock splits, combinations, and reorganizations) plus declared and unpaid dividends, if any, or (b) such amount per share as would have been payable had all shares of series seed-4 Convertible Preferred Stock had been converted to common stock immediately prior to such liquidation, dissolution or winding up or deemed liquidation event. Given that deemed liquidation event is within the control of the common stockholders, the Convertible Preferred Stock is recognized as permanent equity within the consolidated statements of stockholders’ deficit.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

After the payment of all preferential amounts required to the paid to the holders of shares of series seed-4 Convertible Preferred Stock, the holders of series seed 3, 2, and 1 Convertible Preferred Stock will be entitled to receive, on a pari passu basis and in preference to the holders of common stock, $0.9379, $0.6704, and $0.6704, respectively, per share plus declared and unpaid dividends, if any. After the payment of all preferential amounts required to be paid to the holders of series seed-4 Convertible Preferred Stock, then the holders of series seed 3, 2 and 1 Convertible Preferred Stock, shall be entitled to be paid out of the assets of the Company. After distributing to all preferred stockholders, the remaining assets of the Company will be distributed ratably to the holders of the common stock on a pro rata basis.

Note 12. Stockholder’s Deficit

Common Stock

In connection with the Restated Certificate, the number of shares of Fusemachine Inc. common stock that the Company is authorized to issue is 500,000,000 shares and 15,924,202 shares as of December 31, 2025 and December 31, 2024 respectively.

The Company’s reserved shares of common stock for future issuance related to potential conversion of the Convertible Preferred Stock, exercise of Common Stock Warrants and exercise of stock options are as follows:

	As of December 31, 2025	As of December 31, 2024
Convertible preferred stock (as converted to common stock)	-	5,950,673
Common stock warrants	92,211	92,211
Common stock contingent obligation	-	29,611
Stock options	686,880	1,700,058
Equity shares warrant (refer note 22)	2,108,070
SPAC public and private placement warrants (refer note 24)	13,458,750
Issuance of warrants pursuant to conversion of convertible note.(refer note 10)	30,000
	16,375,911	7,772,553	(1)

(1)	Includes 6,772 stock options as of December 31, 2024 that were legally exercised prior to meeting the service base vesting requirements in exchange for nonrecourse promissory notes (Refer to “The Promissory Notes Transactions” in “Note 14 - Stock-based Compensation “).

Convertible Preferred Stock

In connection with the Restated Certificate, the number of shares of Convertible Preferred Stock that the Company is authorized to issue is 5,000,000 as at December 31, 2025 (Refer to “Note 11 - Convertible Preferred Stock “).

Warrants

As of December 31, 2025 and December 31, 2024 the Company had Common Stock Warrants outstanding to purchase up to 92,211 shares of the Company’s common stock at an exercise price of $0.46 per share and have a contractual term of 10 years. The Common Stock Warrants were issued in August 2023. (Refer to “Note 3 - Fair Value Measurements”).

Common Stock Contingent Obligation

As of December 31, 2025, the Company had a Nil contingent obligation upon closing of the Merger Shares issued to Legacy Fusemachines vendor for settlement of outstanding vendor invoices.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 13. Revenue

Under ASC 606, revenue is recognized throughout the life of the executed agreement. The Company measures revenue based on consideration specified in a contract with a customer. Furthermore, the majority of the Company’s revenues are recognized over time as services are performed. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the product or service to the customer

The Company provides services to customers worldwide, with the majority of revenues being derived from contracts with customers located within the United States. The table below presents the breakdown of the Company’s revenues, based on the customer’s location (in thousands).

	Year Ended December 31,
	2025	2024
Customer locations
United States	7,342	8,544
Rest of the world	372	267
Total revenue	7,714	8,811

The table below presents the breakdown of the Company’s revenues, based on the customer’s service type (in thousands).

	Year Ended December 31,
	2025	2024
Service type
AI Solutions (Products and Services)*	7,581	8,811
AI Education Services	133	-
Total revenue	7,714	8,811

*	AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Service Type

During the year ended December 31, 2025 and 2024, the Company had one significant service type, AI Solutions (products and services). For the year ended December 31, 2025 and 2024, there were $7,581 thousand and $8,811 thousand of AI Solutions (products and services) revenue. The company had insignificant revenue from AI Solutions – Products for the year ended December 31, 2025, and 2024, respectively. The revenue recognized for AI education services were $133 thousand and Nil during the year ended December 31, 2025, and 2024.

Deferred Revenue

During the year ended December 31, 2025, the Company recognized revenue of $53.7 thousand from the deferred revenue balance as of December 31, 2024. During the year ended December 31, 2024, the Company recognized revenue of $20.6 thousand from the deferred revenue balance as of December 31, 2023.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $18.9 thousand and $21.9 thousand as of December 31, 2025 and December 31, 2024 which represents the current portion and is included within prepaid expenses and other current assets, respectively and $3.2 thousand and $5 thousand, as of December 31, 2025 and December 31, 2024, respectively, which are included within other assets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately two years and are included in selling and marketing in the accompanying consolidated statements of operations and comprehensive loss. Amortization recognized during the year ended December 31, 2025 and 2024 was $31.1 thousand and $36.2 thousand, respectively.

Transaction price allocated to remaining performance obligations

The Company elected to apply the practical expedient for the right to invoice and does not disclose performance obligations that have original expected durations of one year or less.

The opening and closing balances of contract assets, deferred revenue and unbilled revenue are as follows (in thousands):

	Contract Assets	Deferred revenue	Unbilled Revenue
Ending balance as of December 31, 2023	$22	$21	$80
Increase/(decrease), net	5	33	33
Ending balance as of December 31, 2024	27	54	113
Increase/(decrease), net	(5)	(54)	(97)
Ending balance as of December 31, 2025	$22	-	$16

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 14. Stock-based Compensation

Effective June 2014, the Company adopted an equity-based compensation plan, the 2014 Equity Incentive Plan (the “2014 Plan”), which allows for the grant of stock options, stock issuances and other equity interests in the Company to the Company’s officers, directors, employees and consultants. The 2014 Plan is administrated by the Company’s Board of Directors, or a committee appointed by the Board. In February 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which provides for the grant of incentive stock options, restricted stock awards and restricted stock units (“RSUs”) to eligible employees, directors and consultants of the Company. With the introduction of the 2023 Plan, shares are no longer available for future grants under the 2014 Plan. Awards outstanding under the 2014 Plan will be governed by the 2023 Plan.3,258,230 shares of Common Stock were authorized for issuance under the 2023 Plan to officers, directors, employees and consultants of the Company.

The 2023 Plan was amended and approved by the stockholders of the Company in December 2023 to increase the number of shares of the Company’s Common Stock reserved for issuance under the Fusemachines Inc. 2023 Amended and Restated Equity Plan (the “2023 Equity Incentive Plan”) by 391,525 to 3,649,755 shares of common stock.

In connection with the Business Combination, which was accounted for as a reverse recapitalization, the number of shares under the 2023 Equity Incentive Plan was adjusted to reflect the exchange ratio established in the business combination agreement. Accordingly, all share and per share amounts under the plan have been retrospectively adjusted to reflect the conversion of Legacy Fusemachines equity into the Company’s common stock

As of December 31, 2025, no shares of Common Stock were available for future grant under the 2023 Plan, as the 2023 Plan was replaced in its entirety by the 2025 Plan which was adopted in connection with the Business Combination.

The stock-based compensation expense during the year ended December 31, 2025, and 2024 are reported in the following consolidated financial statement line items (in thousands):

	Year ended December 31,
	2025	2024
General and administrative	$154	$723
Cost of revenue	21	44
Selling and marketing	38	170
Research and development	18	130
Total stock-based compensation expense	$231	$1,067

Stock Options

The Company’s stock options outstanding consist primarily of time-based options to purchase common stock, the majority of which vest over a two-to-four- year period and have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following table summarizes the stock option activity for options with service-based vesting conditions during the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding balance as of December 31, 2024	1,700,058	1.88	6.50	$11,885
Granted			-	-
Exercised	(6,772)	0.70	-	-
Forfeited	(14,892)	5.34	-	-
Cashless exercise (1)	(745,896)	0.95	-	-
Expired	(245,618)	0.72	-	-
Outstanding balance as of December 31, 2025	686,880	3.25	6.88	$234
Options vested and exercisable as of December 31, 2025	523,632	2.93	6.52	230

(1)	During the year ended 31st December 2025, employees have performed cashless exercise of 745,896 options

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

During the year ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $231 thousand and $1,067 thousand, respectively. As of December 31, 2025, total stock-based compensation expense not yet recognized related to unvested stock options was $438.1 thousand, which is expected to be recognized over a weighted-average period of 1.91 years.

The total intrinsic value of options exercised was $6,036.4 thousand and $10,647.5 thousand during the year ended December 31, 2025 and year ended December 31, 2024, respectively.

The weighted average grant-date fair value per share of stock options granted during the year ended December 31, 2025 and year ended December 31, 2024 was Nil and $4.26, respectively The Company estimated the fair value of stock options using the Black-Scholes Model on the date of grant. The assumptions used in the Black-Scholes Model were as follows:

	December 31,
	2025 (1)	2024
Weighted average expected term (years)	0	5.79
Weighted average expected volatility	0.00	66.90%
Risk-free interest rate	0.00	4.08%-4.10%
Dividend yield	0	0

(1)	There were no stock options granted during the year ended December 31, 2025.

Cashless Exercise of Stock Options

In August 2025, certain Fusemachines employees exercised 745,896 options to purchase Fusemachines Inc. Common Stock. The exercise prices for the 745,896 options were paid on a cashless basis via net share settlement resulting in the net share issuance of 666,662 shares of Fusemachines Inc. Common Stock. The transaction has been accounted under the guidance of ASC 718 - Stock Compensation. The cashless exercise mechanism does not change the substantive terms or fair-value-based measure of the awards and therefore does not constitute a modification under ASC 718.

The Promissory Notes Transaction

Early Exercise of Stock Options

The Company permits certain employees and directors to exercise stock options granted under the 2023 Plan prior to vesting. In February 2023, the Company’s Chief Executive Officer, Mr. Maskey and other three executives early exercised a total of 1,625,321 stock options prior to vesting (The February Options Awards); however, in lieu of the cash consideration required to exercise the stock options, these individuals each provided a 3.82% interest bearing non-recourse note (the “2023 Promissory Notes”), for an aggregate principle of $1,136.2 thousand. The notes are scheduled to mature in February 2030.

The nonrecourse nature of the loan secured by the shares pledged as collateral essentially provides the employee with rights like that of an option and thus no receivable for amounts due under the 2023 Promissory Notes was recorded on the Company consolidated balance sheets. While the shares of common stock purchased by the employees in exchange for the 2023 Promissory Notes are considered legally issued, the shares are not deemed, for accounting purposes, outstanding and are considered restricted until all of the options are fully vested and the outstanding principal and accrued interest due on the note is repaid in full.

The issuance of the 2023 Promissory Notes resulted in an additional stock-based compensation expense of Nil and $11.7 thousand for the year ended December 31, 2025 and 2024, respectively, based on the grant-date fair value of the Promissory Notes, which was determined using the Black-Scholes Model.

The assumptions used in deriving the grant-date fair value of the 2023 Promissory Notes via the Black-Scholes Model were as follows: (i) a stock price of $0.88 per share, (ii) an exercise price of $0.70 per share, (iii) an estimated risk-free interest rate of 4.02%, (iv) an expected term of 3.50 years, (v) volatility of 75%, and (vi) a dividend yield of 0%. These assumptions resulted in a grant-date fair value of approximately $0.53 per option.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

The Company continues to recognize expenses for the original option award of 1,625,321 shares granted in February 2023 (the “February Option Awards”), which were early exercised in exchange for Promissory Notes. The early exercise is not considered substantive for accounting purposes until the vesting requirements are met through continued employment and service to the Company. As of December 31, 2025 and 2024, the Company recognized Nil and $41.4 thousand, respectively, in stock-based compensation expense related to the February Option Awards. The unrecognized stock-based compensation expense related to the February Option Awards was Nil. The weighted-average grant-date fair value per share of the February Option Awards was $0.50.

Repayment of the Promissory Notes

In January 2024, the Company repurchased 438,903 shares of common stock from Sameer Maskey, the CEO, at a price of $6.61 per share, totalling $2,902.7 thousand (the “Repurchase Consideration”). Mr. Maskey applied $902.7 thousand of the Repurchase Consideration toward repayment of his 2023 Promissory Note to the Company. Upon repayment, the 2023 Promissory Note, along with any accrued interest, was settled, and the vested shares pledged under the 2023 Promissory Notes are now considered exercised. As of the December 31, 2025, there were no shares which were subject to vesting.

Forgiveness of Promissory Notes

In August 2024, the Company’s board of directors approved the forgiveness of the 2023 Promissory Notes totaling $262.2 thousand (excluding interest) for three of its executives. The forgiveness of these 2023 Promissory Notes effectively modified the strike price to zero, allowing the executives to retain shares at no cost.

In accordance with ASC 718, the incremental value of the modification was calculated as the difference between the fair value of the modified award and the fair value of the original award immediately before the modification. As of December 31, 2024, the Company recognized $227.2 thousand in stock based compensation expense related to this modification.

Adoption of 2025 Omnibus Equity Incentive Plan

On October 22, 2025, the Board of Directors of the Company approved the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of equity-based awards to employees, directors, officers, and other eligible service providers of the Company and its subsidiaries.

In connection with the adoption of the 2025 Plan, an aggregate of 1,500,000 shares of the Company’s Common Stock were reserved for issuance pursuant to awards granted under the 2025 Plan. The types of awards that may be granted under the 2025 Plan include, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards, and other stock-based awards, as determined by the Board of Directors or a designated committee thereof.

No awards had been granted under the 2025 Plan as of period ended December 31, 2025. Accordingly, the adoption of the 2025 Plan did not have any impact on the Company’s consolidated financial statements as of that date.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 15. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands except for share and per share amounts-

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(928)	$(15,383)
Denominator:
Weighted-average common shares outstanding - basic and diluted	11,525,384	6,958,570
Net loss per share attributable to Fusemachines Inc. common stockholders - basic and diluted	(0.08)	(2.21)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,	December 31,
	2025	2024
Convertible Preferred Stock (as converted to common stock)	-	5,950,673
Common Stock Warrants	92,211	92,211
Stock options (1)	686,880	1,700,058
SPAC public and private placement warrants (2) (refer note 24)	13,458,750	-
Equity Share warrant (refer note 22)	2,108,070	-
Issuance of warrants pursuant to conversion of convertible note (refer note 10)	30,000	-
	16,375,911	7,742,942

(1)	Includes 6,772 stock options as of December 31, 2024, that were early exercised in exchange for non-recourse promissory notes. (Refer to “Note 14 - Stock-based Compensation “).

(2)	The SPAC public and private placement warrants were outstanding at CSLM Acquisition Corp. prior to the business combination and were classified as equity and included in APIC in CSLM’s historical financial statements. The warrants became exercisable for shares of Fusemachines, Inc. common stock 30 days after the consummation of the business combination and were excluded from diluted net loss per share as their inclusion would have been antidilutive

The Convertible Notes were also outstanding as of December 31, 2024, which could obligate the Company to issue preferred shares upon the occurrence of various future events at prices and in amounts that are not determinable until the occurrence of those future events. Because the necessary conditions for the conversion of the Convertible Notes have not been satisfied as of December 31, 2024, the Company has excluded the Convertible Notes from the table above and the calculation of diluted net loss per share. (Refer to “Note 10 - Long-Term Debt “)

The Company has also entered into a contingent obligation to issue 45,000 shares of its common stock to a certain vendor in connection with an outstanding accounts payable balance as part of a settlement agreement (refer to “Note 17 - Commitment and Contingencies”). The issuance of common stock is contingent upon the completion the Merger (refer to “Note 1 - Organization”). As the Merger had not taken place as of December 31, 2024, the conditions for the issuance of common stock have not been satisfied. Accordingly, the Company has excluded the common stock shares arising from this contingent obligation from the table above and the calculation of diluted net loss per share. Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. The remaining $98 thousand obligation is still outstanding and is reflected in accounts payable as of December 31, 2025.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 16. Income Taxes

The provision for income taxes consists of the following (in thousand):

	December 31,	December 31,
	2025	2024
Current provision:
Federal	-	-
State	16	-
Foreign	(21)	(42)
Total current provision	(4)	42
Deferred:
Federal		-
State		-
Foreign	1	11
Total deferred provision	1	11
Total provision for income taxes	(3)	$(31)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	2025	2024
Deferred tax assets:
U.S. federal and state net operating loss carry forwards	4,961	3,608
Research and development Tax Credits	60
Allowance for credit losses	34	232
Research and development	1,148	1,305
Amortization		-
Accrued expenses and other current liabilities	1,132	740
Stock-based compensation	74	273
Operating lease liability	105	119
Total deferred tax assets	7,514	6,277
Deferred tax liabilities:
Amortization	(60)	(54)
Property and equipment, net	(14)	(13)
Uncertain Tax Positions
Operating lease right-of-use assets	(93)	(109)
Total deferred tax liabilities	(167)	(176)
Valuation allowance	(7,336)	(6,091)
Net deferred tax assets after valuation allowance	11	10

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in thousands, except for percentages):

	2025
	Amount	Percentage
U.S. federal statutory tax rate	(195)	21.00%
Foreign tax effects
Nepal
Statutory tax rate difference between Nepal and United states	(4)	0.38%
Other	14	(1.51)%
Canada
Statutory tax rate difference between Canada and United States	44	(4.73)%
Changes in valuation allowances	110	(11.83)%
Tax credits	(19)	2.01%
Changes in valuation allowances	824	(88.96%)
Nontaxable or nondeductible items
Change in fair value	(1,147)	123.83%
Stock-based compensation	(26)	2.81%
Loss on extinguishment of debt	82	(8.86)%
162(m) Limitation	88	(9.48)%
Other	58	(6.23)%
Changes in unrecognized tax benefits	4	(0.41)%
Other adjustments
Stock-based compensation–related deferred tax asset adjustments	139	(15.04)%
Prior year true ups	31	(3.31)%
Provision for Income tax	3	(0.35)%

The reconciliation of taxes at the federal statutory rate to the provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in thousands):

	2024
	Amount	Percentage
Loss before income taxes	(15,352)
Federal tax at statutory rate	(3,224)	21.00%
Foreign rate differential	20	(0.13)%
State taxes, net of federal benefit	(357)	2.33%
Permanent differences	132	(0.86)%
Change in fair value	1,282	(8.35)%
Stock based compensation	450	(2,93)
Tax Credits	(62)	0.40%
Others	(43)	0.28%
Change in valuation allowance	1,834	(11.94)
Provision for Income Tax	31	(0.20)

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management has considered all positive and negative evidence in connection with the realization of the deferred tax assets based on projected future taxable income and tax planning strategies. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Therefore, the Company continues to record a 100% valuation allowance against all deferred tax assets as of December 31, 2025 and 2024.

The valuation allowance for the year ending December 31, 2025 increased by $1,000.0 thousand.

As of December 31, 2025, the Company had federal net operating loss carryforward of approximately $15,680 thousand of which approximately $1,163 thousand will begin to expire in 2037 for federal tax purposes, and approximately $14,517 thousand in federal net operating loss carryforward can be carried forward indefinitely. While these federal NOLs do not expire, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017 to 80% of taxable income. As at December 31, 2025, the Company has state net operating loss carryforward of approximately $24,630 thousand that start expiring in 2026. In addition, the Company has foreign net operating loss carryforward of $2,104 thousand that start expiring in 2042.

ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. As of December 31, 2025 and 2024, the Company had unrecognized tax benefits (“UTBs”) of approximately $21 thousand and $22 thousand, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on the continuing operations. The beginning and ending unrecognized tax benefits amounts is as follows:

	December 31,	December 31,
	2025	2024
Beginning Balance	$22	$22
Change related to prior year provisions	(6)
Change related to current year provisions	5
Ending balance	$21	$22

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Income tax returns are filed in the United States and various state jurisdictions. The Company is not currently under examination by income tax authorities in US federal or state jurisdictions. Fusemachines Nepal Private Limited is currently under examination by local Nepal tax authorities for FY 2023-24.

Due to net operating loss carryforward, the Company’s returns remain open for all prior years.

Note 17. Commitment and Contingencies

Consulting Agreement

In December 2020, the Company entered into a consulting agreement with a certain vendor, whereby they agreed to help develop and implement sales strategies for the Company for $10.0 thousand per month as well as a commission fee as defined in the agreement.

In August 2024, the Company entered into a second agreement (the “Second Agreement”) with the same vendor mentioned above whereby the Company and vendor acknowledged an outstanding accounts payable balance of $408.9 thousand owed to the vendor for services provided. The Second Agreement stipulates that in full and final satisfaction of this balance, the Company will: (i) issue 45,000 shares of its common stock to the vendor immediately prior to and contingent upon the consummation of the Merger (see “Note 1 – Organization”), and (ii) pay $208.9 thousand in cash to the vendor within ten days after the closing of the Merger. If the Merger does not close the $408.9 thousand will be payable to the vendor in cash.

The Company evaluated the feature in the Second Agreement whereby the closing of the Merger triggers the obligation to issue 45,000 shares of the Company’s common stock (the “Conversion Feature”) to determine whether the feature should be considered a freestanding financial instrument (as defined in ASC 480-10-20) or whether it should be considered embedded. The Company determined that the Conversion Feature should be considered embedded because it did not meet the definition of a freestanding financial instrument because it was neither i) entered into separately and apart from any of the entity’s other financial instruments, nor was it ii) separately exercisable.

After determining that the Conversion Feature should be considered embedded, the Company determined that it did not require bifurcation as an embedded derivative under ASC 815-15 because it did not meet the net settlement criterion to be considered a derivative.

Subsequent to determining that derivative bifurcation for the Conversion Feature was not required, the Company evaluated its obligations to the vendor under the Second Agreement to determine whether the Second Agreement should be accounted for as an extinguishment (in accordance with ASC 470-50) of the Company’s initial obligations (those obligations prior to the Second Agreement under the initial consulting agreement) and an immediate recognition of the new obligations specified in the Second Agreement. The Company determined that the Second Agreement should be accounted for as an extinguishment because the Conversion Feature represented the addition of a substantive conversion option, as that term is used in ASC 470-50-50-10 (and as it is defined in ASC 470-20-40-7). As the Company determined that the Second Agreement should be accounted for as an extinguishment, it calculated a loss on extinguishment (in accordance with ASC 470-50-40-4) equal to the reacquisition price of the new obligations under the Second Agreement less the net carrying amount of the initial obligation under the initial consulting agreement. The reacquisition price was equal to the fair value of the new obligations on the effective date of the Second Agreement, which was determined to be $478.6 thousand, and the net carrying amount of the initial obligation was $408.9 thousand, which resulted in a loss on extinguishment of $69.7 thousand, which is recorded in loss on extinguishment of payable in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024. In accordance with ASC 470-20-25-13, the offset to the loss on extinguishment of $69.7 thousand was recorded as an increase to additional paid-in capital as the premium associated with the new obligations issued under the Second Agreement was determined to be substantial. The $408.9 thousand obligation incurred under the initial consulting agreement, which is described in the Second Agreement, is recorded in accounts payable in the consolidated balance sheet as of December 31, 2024.

The fair value of the new obligations used to determine the loss on extinguishment was determined using a probability-weighted expected return method/scenario-based method. The significant inputs to the valuation method were an estimate of the probability of the Merger closing, an estimate of the date the Merger will close, an estimate of the fair value of the Fusemachines shares (estimate based on an income approach and market approach in accordance with Internal Revenue Service Ruling 59-60 for compliance with Internal Revenue Code Section 409A) to be issued upon the closing of the Merger, and an estimated discount rate. As the method for estimating the fair value of the new obligations used significant unobservable inputs, it was determined to represent a Level 3 fair value measurement.

Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. The remaining $98 thousand obligation is still outstanding and is reflected in accounts payable as of December 31, 2025.

Legal counsel fee arrangement

In connection with the Business Combination, the Company incurred legal fees payable to its external legal counsel, totaling $1,307,653. Pursuant to an agreement entered into in December 2025, Counsel agreed to reduce the outstanding deal-related fees to $600,000, which was fully paid in October 2025. Under the same agreement, the Company committed to pay for ongoing legal services, including ordinary course SEC filings, an S-1 registration statement, review of non-disclosure agreements and letters of intent, and attendance at board and committee meetings, covering the period from November 1, 2025 through December 31, 2026, in monthly instalments of $25,000 from January through May 2026 and $75,000 from June through December 2026, totaling $700,000. The Company’s remaining obligation under this arrangement as of December 31, 2025 is $650,000. The Company is also obligated to reimburse such counsel for all out-of-pocket expenses.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Consulting arrangements

In December 2025, the Company entered into a Payment Plan Agreement with a service provider to settle outstanding obligations of $1,032 thousand related to services rendered in connection with the Company’s S-4 registration statements. Under the agreement, the service provider agreed to discount the past-due balance by $555 thousand, resulting in a negotiated settlement amount of $476 thousand.

The Company made an initial payment of $125 thousand in December 2025, which included $45 thousand relating to a one-year subscription for Active disclosure, a software service. The remaining balance is payable in equal monthly installments of $26 thousand, commencing in April 2026 through June 2027.

As of December 31, 2025, the current portion of the settlement obligation (amounts due within twelve months) is classified within accounts payable under current liabilities, with the remaining balance classified as non-current within accounts payable in the balance sheet

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or has been required to defend any action related to its indemnification obligations. As of December 31, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

Legacy Fusemachines received a legal notice dated March 27, 2025, requiring payment of $76.3 thousand to a vendor under a Work Labor & Services agreement due to alleged non-fulfilment of payment obligations. Based on its assessment of the services received and contractual terms, management believes that the amount payable is $41.3 thousand, which has been recognized in its consolidated balance sheet as of December 31, 2025, and intends to contest the remaining portion of the claim. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial condition, or cash flows.

Lease obligations

Refer to “Note 18 – Leases” for a description of the Company’s lease obligations as of December 31, 2025 and December 31, 2024.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 18. Leases

The Company has operating leases for office space. These leases have expected remaining lease terms ranging from less than one year to 7 years. The Company currently has two leases with an initial term of 12 months or less that are accounted for as short-term leases. The Company does not separate lease and fixed non-lease components of lease contracts. The Company’s lease terms may include options to extend or terminate the lease. These options are included in the lease term only when it is reasonably certain that the Company will elect the option.

There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.

There was no sublease rental income for the year ended December 31, 2025 and 2024, and the Company is not the lessor in any lease arrangement. There were no related party lease arrangements during the year ended December 31, 2025, and 2024.

The table below presents certain information related to the Company’s lease costs for the period ended (in thousands):

	For the Year Ended December 31,
	2025	2024
Operating lease expense	$171	$204
Short-term lease cost	98	122
Variable lease cost	18	17
Total lease cost	$287	$343

Lease Position

Operating lease right-of-use assets and operating lease liabilities were recorded in the consolidated balance sheets as follows (in thousands):

	December 31,	December 31,
	2025	2024
Assets
Operating lease right-of-use assets	$744	$870
Liabilities
Current liabilities:
Operating lease liability, current	85	74
Noncurrent liabilities:
Operating lease liability	751	878
Total operating lease liability	$836	$952

The table below presents certain information related to the weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years) - operating leases	6.17	7.17
Weighted average discount rate - operating leases	9.25%	9.25%

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating leases for the period ended (in thousands):

	For the Year Ended December 31,
	2025	2024
Amortization of right-of-use assets	$88	$111
Change in operating lease liability	$(73)	$(87)

Future minimum lease payments required under operating leases are as follows (in thousands):

Period Ended December 31,	Future Minimum Rents
2026	$159
2027	167
2028	175
2029	185
2030 and thereafter	430
Total minimum lease payments	1,116
Less: effects of discounting	(280)
Present value of future minimum lease payments	$836

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 19. Related Parties

Related Party Convertible Notes

In October 2019 and September 2021, the Company entered into two convertible promissory note agreements with a lender (the “Convertible Notes Payable”). As of December 31, 2024, the lender was considered a principal owner of the Company because it held greater than 10% of the voting common stock. The convertible notes payable, recorded in “Convertible Notes Payable, at Fair Value” in the consolidated balance sheet, amounted to $6,524.0 thousand as of December 31, 2024.

As of December 31, 2025, the obligation under these notes was classified as a related party payable, with a balance of $300 thousands, and is recorded in “Related Party Payable” in the consolidated balance sheet. Refer to “Note 10 – Long-Term Debt,” “Convertible Notes at Fair Value” section for further details.

BO2 Purchase Agreement

In July 2021, Fusemachines Nepal Private Limited entered into the BO2 Purchase Agreement with a related party, BO2, and Mr. Maskey. According to the terms of the BO2 Purchase Agreement, BO2 agreed to invest up to $964.2 thousand in Fusemachines Nepal Private Limited to support the development and growth of the business. (Refer to “Note 8 – Cumulative Mandatorily Redeemable Financial Instruments”). In addition, the BO2 Purchase Agreement also included terms and conditions of regulating the management and operation of Fusemachines Nepal Private Limited, their relationship with each other, certain aspects of the business and affairs of, and their dealings with, Fusemachines Nepal Private Limited and BO2’s exit from Fusemachines Nepal Private Limited. The BO2 Agreement required Fusemachines Nepal Private Limited to pay BO2 a one-time arrangement fee of 1.5% exclusive of value added tax (“VAT”) of the BO2’s total investment, and an annual monitoring fee. Fusemachines Nepal Private Limited incurred an initial arrangement fee of $13.7 thousand which was recorded as a reduction to cumulative mandatorily redeemable common and preferred stock liability in the consolidated balance sheet for the periods ended December 31, 2025, and December 31, 2024. Additionally, Fusemachines Nepal Private Limited incurred $5.0 thousand as an annual monitoring fee for the year ended December 31, 2025 and 2024.

Repurchase and Repayment of 2023 Promissory Notes

In January 2024, the Company repurchased 667,000 shares of its common stock from Mr. Maskey, at a price of $4.352 per share for a total of $2,902.7 thousand. Out of this amount, $902.7 thousand was applied towards repayment of Mr. Maskey’s 2023 Promissory Note including accrued interest and balance of the Repurchase Consideration amounting to $2,000.0 thousand that was paid in cash to Mr. Maskey (see “Note 14 – Stock-based Compensation “).

January 2024 Related Party Pledge Agreement

In January 2024, Mr. Maskey entered into a pledge agreement (the “January 2024 Related Party Pledge Agreement”) with Consilium Extended Opportunities Fund, LP (“Consilium”). As per the terms of the January 2024 Related Party Pledge Agreement, Mr. Maskey agreed to assign a security interest to Consilium of 3,600,000 shares of common stock held by Mr. Maskey to fully secure the Company’s obligations under the January 2024 Convertible Notes (also see “Note 10 – Long-Term Debt “).

2024 Related Party Promissory Notes

During 2024, the Company entered into seven separate promissory notes with Sameer Maskey, the CEO of the Company for aggregate principal amount of $700.0 thousand (refer to “Note 10 – Long-Term Debt “).

Dolma Impact Fund I

In January 2025, the Company amended the convertible note payable to Dolma Impact Fund I (“Dolma”). Pursuant to the amended terms, the maturity date was extended to February 28, 2026. As of December 31, 2025, the related party note payable to Dolma remained outstanding in the amount of $300 thousand and is presented in “Related party notes payable, at fair value, current” in the consolidated balance sheets.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Private Investment in Public Equity (“PIPE”) Financing

On December 23, 2025, Fusemachines Inc. (the “Company”) entered into a Securities Purchase Agreement with Consilium Frontier Equity Fund LP, a related party, pursuant to which the Company issued and sold 588,235 shares of its common stock, par value $0.0001 per share, at a purchase price of $1.70 per share in a private placement transaction (the “PIPE Financing”), resulting in aggregate gross proceeds of $1,000 thousand.

The proceeds were received in cash at closing and the issuance was recorded within stockholders’ equity as permanent equity (refer Note 23 Private Investment in Public Equity (“PIPE”) Financing).

Note 20. Reverse Recapitalization

Upon consummation of the transaction on October 22, 2025, Fusemachines Inc. (the “Company”) was determined to be the accounting acquirer, and the transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Accordingly, the historical financial statements of Legacy Fusemachines became the historical financial statements of the registrant.

Accordingly, the following disclosure on “Reverse Recapitalization” is presented to summarize the common stock issued at Closing, the application of the exchange ratio, and the resulting additional paid-in-capital recognized in connection with the recapitalization.

The overall voting interest on closing date is summarized below:

Particulars	Shares	%Ownership
Shares held by Fusemachines Inc. Stockholders	14,864,110	52%
Shares held by CSLM public stockholders, Sponsor, and related parties of Sponsor	12,654,921	45%
Shares held by unrelated third parties	831,000	3%
Total	28,350,031	100%

On October 22, 2025, all holders of 29,199,809 issued and outstanding Legacy Fusemachines common stock received shares of Fusemachines Inc common stock at a par value $0.0001 per share after giving effect to the exchange ratio of 0.6580 (the “Conversion Ratio”) resulting in 19,214,201 shares of Fusemachines Inc. common stock issued and outstanding as of the Closing. The issuance reflects the following events contemplated by the Business Combination Agreement:

(a) 9,043,234 shares of Legacy Fusemachines convertible preferred stock were converted into shares of Legacy Fusemachines common stock in accordance with the applicable conversion terms. Subsequently, in connection with the Business Combination, all such shares of Legacy Fusemachines common stock were exchanged for shares of common stock of Fusemachines Inc. (the “Company” or “PubCo”) based on the exchange ratio specified in the Business Combination Agreement. After giving effect to the exchange ratio, an aggregate of 5,950,673 shares of the Company’s common stock were issued.

(b) The surrender and exchange of all 29,199,809 issued and outstanding shares of Legacy Fusemachines common stock (including shares issued upon conversion of preferred stock) into 19,214,201 shares of Fusemachines Inc. common stock as adjusted by the Exchange Ratio;

(c) The other related events that occurred in connection with the Closing are summarized below:

●	Upon the closing date, there is settlement of sponsor convertible note amounting to $ 3,978 thousand which was effected through a combination of $2,343 thousand in cash and balance through issuance of 408,639 common stock of Fusemachines Inc.
●	Public shareholders of CSLM received an aggregate of 901,955 shares of Fusemachines Inc. common stock.
●	All public rights were converted into 1,897,486 shares of Fusemachines Inc. common stock.
●	1,184,000 shares of Fusemachines Inc. common stock issued in connection with the PIPE Financing.
●	Issuance of 4,743,750 shares of Fusemachines Inc common stock upon conversion of non-redeemable CSLM Class A & Class B Ordinary Shares.
●	Fusemachines Inc. received funds from a convertible note with an affiliate of the Sponsor in the principal amount of $2,193 thousand. On the Closing Date, the note was converted into a share of Fusemachines Inc. common stock pursuant to the conversion terms of the convertible note agreement.
●	Approximately $11,005 thousand prepayment made by CSLM to the Meteora Parties pursuant to the Forward Purchase Agreement funded from the Trust Account.
●	Repayment of approximately $745 thousand (principal and accrued interest) on promissory notes issued to the Chief Executive Officer.
●	Each Convertible note of Legacy Fusemachines (including both related party and other convertible notes) outstanding immediately prior to the Closing was converted into shares of Legacy Fusemachines common stock of 8,048,770 shares in accordance with the applicable convertible note agreement and immediately thereafter exchanged into 5,296,271 shares of Fusemachines Inc. common stock in accordance with the Conversion Ratio specified in the Business Combination Agreement accordingly as a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.
●

Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. The remaining $98 thousand obligation is still outstanding and is reflected in accounts payable as of December 31, 2025. (refer Note 17 - Commitments and Contingencies).

●	Upon the conversion of the April 2024, June 2024 and September 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. The warrants issuable upon conversion of the April 2024, June 2024 and September 2024 Convertible Notes are classified as equity instruments.
●	The assumption of the public and private warrants, as described in Note 24 “Public and private warrants”.
●	The Company’s amended and restated certificate of incorporation and amended and restated bylaws were adopted.
●	The Company adopted the 2025 equity incentive plan.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Particulars	Shares
Partial conversion of the 3rd Amended and Restated Promissory Note into Fusemachines Inc. common stock on the Closing Date	408,639
CSLM Class A ordinary Shares not redeemed for cash and converted into Fusemachines Inc. common stock	901,955
Automatic exercise of the rights related to 18,975,000 units issued in CSLM’s Initial Public Offering	1,897,486
Shares issued in connection with the PIPE Financing	1,184,000
Conversion of non-redeemable CSLM Class A & Class B Ordinary Shares into Fusemachines Inc. common stock	4,743,749
Share issued to Consilium Frontier Equity Fund in connection with conversion of convertible note on the closing date	3,320,241
Total shares of Fusemachines Inc. common stock issued to CSLM security holders	12,456,071
Conversion of Legacy Fusemachines convertible notes (as adjusted by the Exchange Ratio)	1,976,050
Conversion of Legacy Fusemachines convertible preferred stock into common stock in connection with the reverse Recapitalization (as adjusted by the Exchange Ratio)	5,950,673
Shares issued to Legacy Fusemachines stockholders (as adjusted by the Exchange Ratio)	7,967,237
Total shares of Fusemachines Inc. common stock outstanding immediately after the Merger	28,350,031

Below table presents the Fund flow reconciliation (in thousands):

Particulars	(Amount In Thousands)
Trust balance as of Closing date	11,118
Proceeds from CSLM loan	2,193
PIPE Proceeds	11,840
Transfer of cash & cash equivalent of CSLM	9
Total Available Cash (A)	25,160
CSLM transaction costs	(2,249)
Payment of Director & Officer insurance premium	(131)
Prepayment under Forward Purchase Agreement	(11,005)
Settlement of sponsor convertible note of CSLM	(2,343)
Total Payments as of the closing date (B)	(15,728)
Funds going to Fusemachines Inc. (classified under financing activities under Consolidated Statements of Cash Flows) (A+B)	9,432
Operating assets assumed	531
Operating liabilities assumed	(1,100)
Initial fair value of forward purchase derivative liability	(8,616)
Issuance of share subscription receivable	11,005
Initial fair value of equity classified warrant	(1,009)
Legacy Fusemachines transaction cost	(1,873)
Others	137
Net equity impact of reverse recapitalization	8,507

The reverse recapitalization accounting treatment was primarily determined based on the fact that the stockholders of Legacy Fusemachines held a relative majority of the voting power of Fusemachines and had the ability to nominate a majority of the members of the Board of Directors. In addition, the senior management of Legacy Fusemachines becomes the senior management of Fusemachines, and the strategy and operations of Legacy Fusemachines prior to the merger represent the ongoing operations of the combined Company.

Accordingly, for accounting purposes, the financial statements of Fusemachines represent a continuation of the financial statements of Legacy Fusemachines, with the Merger being treated as the equivalent of Legacy Fusemachines issuing shares for the net assets of CSLM, accompanied by a recapitalization. The net assets of CSLM were recognized at their historical carrying amounts as of the Closing date, and no goodwill or other intangible assets were recorded. Operations prior to the Merger are presented as those of Legacy Fusemachines and the accumulated deficit of Legacy Fusemachines has been carried forward after Closing.

Fusemachines Inc. incurred transaction costs of $1,873 thousands, consisting of deferred transaction cost, banking fees, legal fees, and other professional fees, which has been recorded as a reduction to additional paid-in capital as a direct and incremental cost of the reverse recapitalization.

All periods presented prior to the Merger have been retrospectively adjusted to reflect the Exchange Ratio for the equivalent number of shares of Fusemachines Inc. common stock outstanding immediately after the Closing in order to effect the reverse recapitalization.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 21. Forward Purchase agreement

On July 31, 2025, CSLM and Legacy Fusemachines (CSLM prior to the Merger and the Company after the Merger, (the “Counterparty”), entered into an over-the-counter (OTC) equity prepaid forward confirmation (the “Forward Purchase Agreement” or “FPA”) with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Sellers”)

Upon the consummation of the Merger on October 22, 2025, the Sellers (Meteora) delivered a Pricing Date Notice (as defined in the Forward Purchase Agreement). Based on this notice, the applicable Prepayment Amount (as defined in the Forward Purchase Agreement) became determinable and was subsequently funded by the Counterparty from the Trust Account (as defined in the Forward Purchase Agreement) in accordance with the Forward Purchase Agreement.

Under the material terms of the FPA:

●	The Sellers committed (in one or more Pricing Date Notices) to provide up to a maximum of 3,000,000 shares of Class A common stock for the Transaction.

●	The Counterparty agreed to pay the Sellers a Prepayment Amount equal to the Number of Shares (as defined in the Forward Purchase Agreement) specified in each Pricing Date Notice multiplied by the per-share redemption price (the “Initial Price” as defined in the Counterparty’s organizational documents). The Prepayment Amount is payable from the Counterparty’s Trust Account and subject to receipt of a Pricing Date Notice, will be wired no later than the earlier of (a) one Local Business Day after the Closing Date and (b) the date any Trust Account assets are disbursed in connection with the Business Combination.

●	The Sellers waived any rights to the Trust Account funds in respect of the FPA and agreed not to seek recourse against the Trust Account except as expressly provided in the FPA.

●	Settlement is by cash settlement at the end of the agreement: on the Valuation Date (generally three years after the Closing Date unless earlier determined under specified events as set forth in the SPA) the Seller will pay the Counterparty a cash amount equal to the Number of Shares as of the Valuation Date multiplied by the VWAP over the Valuation Period; the cash settlement payment date is the tenth local business day following the end of the Valuation Period.

●	The FPA includes an early termination mechanism: where Sellers sell (terminate) specified shares after closing, Sellers must pay an Early Termination Obligation (as defined in the Forward Purchase Agreement) to Counterparty equal to the number of Terminated Shares (as defined in the Forward Purchase Agreement) multiplied by the Termination Price of $12.00 per share (payable on the first local business day following settlement of the sale).

●	The Sellers may, at their election, request “Shortfall Warrants” (refer note 22) exercisable for a number of shares of common stock equal to the difference between the Maximum Number of Shares (as defined in the Forward Purchase Agreement) and the number of shares of common stock specified in a Pricing Date Notice; such warrants have exercise terms and an exercise price as set forth in the FPA.

●	Payment dates for periodic reporting / accounting purposes are the last day of each calendar quarter (or next local business day), until the Valuation Date; the FPA also contains customary provisions addressing indemnities, representations, Calculation Agent rights, and compliance with tender-offer and SEC rules.

The Forward Purchase Agreement includes escrow arrangements pursuant to which the Prepayment Amount funded from the CSLM trust account is held in escrow for the benefit of the Meteora Parties until settlement or release in accordance with the terms of the Forward Purchase Agreement. The Company does not have unconditional access to the funds held in escrow, and such funds are not available to satisfy the claims of the Company’s creditors.

Accordingly, the Company recorded the prepayment amount $11,005 thousand as a contra-equity share subscription receivable, presented as a reduction of stockholders’ equity (APIC), as the escrowed funds represent conditional consideration receivable from shareholders that is subject to future settlement under the Forward Purchase Agreement. The Prepayment Amount was determined based on 891,930 shares of common stock at a per share price equal to the SPAC per-share redemption price (the “Initial Price”), as defined in the Forward Purchase Agreement

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

The Forward Purchase Agreement contains features that meet the definition of a derivative under ASC 815, including an underlying based on the Company’s Class A common stock, a notional amount, payment provisions, and provisions that require or permit net cash settlement. Accordingly, at the Closing, the Company recognized a derivative liability measured at fair value, representing the portion of the escrowed Prepayment Amount that may be payable to the Forward Counterparty based on conditions existing as of the Closing Date.

The share subscription receivable and the derivative liability, when considered together, represent management’s estimate of the portion of the escrowed funds that the Company expects to ultimately retain. Subsequent changes in the fair value of the derivative liability associated with the Forward Purchase Agreement are recognized in earnings at each reporting date.

Upon receipt of consideration related to the sale of any shares sold by Meteora, the Company will record the receipt of funds as an increase to cash and a decrease to the share subscription receivable previously recorded as contra-equity.

The Company incurred no transaction costs that were directly related to issuance of the Forward Purchase Agreement.

Further subsequent to year ended December 31, 2025, the Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates, for detail refer to Note 25 - Subsequent events.

As of December 31, 2025, the value of the Forward purchase derivative liability is $9,692 thousand disclosed as Current Liability in the Consolidated Balance Sheets. Further the derivative liability is measured at fair value on a recurring basis using Level 3 inputs, refer to Note 3 – Fair Value Measurements for further information on the valuation techniques and significant unobservable inputs used in determining the fair value of this instrument.

Further, the derivative liability has been classified as current as the Company does not have an unconditional right to defer settlement beyond twelve months. The Forward Purchase Agreement includes provisions for early termination upon sale of shares by the Sellers, which can result in cash settlement within the next twelve months, as well as periodic settlement features, thereby requiring current classification

Note 22. Shortfall warrants

In connection with the execution of the Forward Purchase Agreement the Company agreed to issue “Shortfall Warrants” to the Sellers (Meteora) for shares not elected under the Forward Purchase Agreement, representing the difference between the maximum number of shares subject to the FPA and the number of shares ultimately elected by the Forward Counterparty.

Seller in its sole discretion may request (in one or more requests) warrants of the Counterparty exercisable for Shares in an amount equal to (i) the Maximum Number of Shares less (ii) the Number of Shares specified in the Pricing Date Notice (the “Shortfall Warrants,” and the Shares underlying the Shortfall Warrants, the “Shortfall Warrant Shares”). The Shortfall Warrants shall have an exercise price equal to the termination price which is defined $12 in the forward purchase agreement and is subject to reset in accordance with the pricing provisions of that agreement, and this termination price has subsequently been amended; for further details, refer to Note 25 – Subsequent Events.

The warrants grant the holders the right to purchase a fixed number of shares (2,108,070) at a fixed exercise price/termination price. The Shortfall Warrants are exercisable for shares of common stock and were issued concurrently with the consummation of the Business Combination on October 22, 2025 (the “Initial Exercise Date”) and are exercisable at any time from the Initial Exercise Date until 5:00 p.m. (New York City time) on October 22, 2028 (the “Termination Date”). No shortfall warrants have been exercised as at December 31, 2025.

The Shortfall Warrants contain a beneficial ownership limitation that, subject to certain limited exceptions, restricts a holder from exercising the Shortfall Warrants to the extent that, following such exercise, the holder, together with its affiliates and certain related parties, would beneficially own more than 9.9% of the Company’s outstanding common stock. A holder may increase or decrease this beneficial ownership limitation upon notice to the Company, provided that any increase will not be effective until the 61st day after such notice and in no event may the beneficial ownership limitation exceed 9.9%.

The exercise price and the number of Shortfall Warrant Shares are subject to customary anti-dilution adjustments for stock dividends and other distributions on the Company’s common stock, stock splits, reverse stock splits, reclassifications and certain rights offerings. In addition, subject to any required shareholder approvals and applicable stock exchange rules, the Company may, in its discretion, reduce the exercise price of the Shortfall Warrants for any period of time.

The Shortfall Warrants and the rights thereunder are transferable, in whole or in part, with the prior written consent of the Company and subject to compliance with applicable securities laws and payment of any applicable transfer taxes. The warrants may be divided or combined into new warrants, and, if properly assigned, may be exercised by a permitted transferee without the issuance of a new warrant certificate.

The Company evaluated the Shortfall Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, including the guidance in ASC 815-40 related to contracts indexed to, and potentially settled in, an entity’s own equity.

In making this assessment, the Company considered, among other factors:

●	whether the Shortfall Warrants are freestanding financial instruments,
●	whether the warrants are indexed to the Company’s own stock,
●	whether settlement is required to be in shares rather than cash, and
●	whether any provisions could require net cash settlement under circumstances outside the Company’s control.

Accordingly, in connection with the reverse recapitalization, the Company recognized the Shortfall Warrants at their initial fair value of $1,009 thousands, which is included within additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet.

Based on this assessment, the Company concluded that the Shortfall Warrants meet all of the criteria for equity classification under ASC 815-40. Accordingly, the Shortfall Warrants are classified as equity and are not subject to subsequent remeasurement.

Note 23. Private Investment in Public Equity (“PIPE”) Financing

On December 23, 2025, Fusemachines Inc. (the “Company”) entered into and consummated a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued and sold shares of its common stock, par value $0.0001 per share, in a private placement transaction (the “PIPE Financing”).

In connection with the PIPE Financing, the Company issued 588,235 shares of its common stock at a purchase price of $1.70 per share, resulting in aggregate gross proceeds of $1,000 thousand. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

The proceeds from the PIPE Financing were received in cash at closing. For accounting purposes, the issuance of common stock was recorded within stockholders’ equity as permanent equity.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

Note 24. Public and private warrants

As of December 31, 2025, there were 3,971,250 Private Warrants and 9,487,500 Public Warrants outstanding. There are no warrants exercised as at December 31, 2025.

Public warrants

Each Public Warrant entitles the holder to purchase one whole share of the Company’s common stock. Public Warrants are exercisable only for whole warrants; no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. The Public Warrants became 30 days after the completion of the Business Combination.

The Company will not be obligated to deliver Class A common shares upon exercise of a Public Warrant (and will have no obligation to settle a Public Warrant exercise) unless a registration statement under the Securities Act, covering the shares issuable upon exercise, is then effective and a prospectus relating thereto is current, or a valid exemption from registration is available. If the conditions for registered issuance are not satisfied, holders will not be able to exercise those Public Warrants for registered shares until such time as an effective registration statement is available; in such circumstances the Company may permit (or require, as described below) cashless exercise pursuant to Section 3(a)(9) or other available exemption

Each whole Public Warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to the customary anti-dilution and other adjustment provisions set forth in the warrant agreement. The Public Warrants became exercisable 30 days after the completion of the initial Business Combination and expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation, in each case in accordance with the warrant agreement.

The Public Warrants contain customary terms and features for contracts in the Company’s own equity, including (i) anti-dilution adjustments to the exercise price and the number of shares issuable upon exercise for share capitalizations, sub-divisions, combinations, reclassifications, certain rights offerings and Extraordinary Dividends, as described in Section 4 of the warrant agreement; (ii) the Alternative Issuance provisions in Section 4.5 of the warrant agreement, pursuant to which, upon specified reclassifications, reorganizations, mergers, consolidations, tender offers or similar change-of-control transactions, each Public Warrant becomes exercisable for the same form and amount of cash, securities or other property that a holder would receive as a common shareholder on an as-if-exercised basis immediately prior to the transaction; and (iii) an optional beneficial ownership limitation in Section 3.3.5 of the warrant agreement that permits a holder, at its election, to limit the number of Class A common shares issuable upon exercise of its warrants such that, immediately after giving effect to such exercise, the holder’s beneficial ownership of the Company’s outstanding Class A common shares does not exceed a specified “Maximum Percentage” (initially 9.8% or such other percentage specified by the holder). Public Warrants are issued in registered form, may be held in book-entry form through The Depository Trust Company and are transferable in accordance with the procedures set forth in Section 5 of the warrant agreement, subject to applicable securities law restrictions. The warrant agreement also provides that the Company is not required to net cash settle the Public Warrants and that, other than the fixed cash redemption price described above, settlement of the Public Warrants occurs through the issuance of equity or the delivery of the Alternative Issuance consideration specified in the contract.

The Company may call the Public Warrants for redemption

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders

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

As of December 31, 2025, if holders elect to exercise Public Warrants for cash, the Company would deliver one Class A common share for each Public Warrant exercised and would receive cash equal to the fixed exercise price per share. The aggregate fair value of the shares issued upon such cash exercise would vary directly with the then-current market price of the Company’s Class A common stock, whereas the per-warrant exercise price and resulting cash proceeds to the Company remain fixed in accordance with the warrant agreement.

When Public Warrants are exercised on a cashless basis in accordance with the warrant agreement, each warrant is settled through the issuance of a reduced number of Class A common shares determined by reference to the then-current “Fair Market Value” of the Class A common stock and the fixed exercise price. As the market price of the Company’s Class A common stock increases above the exercise price, the number of shares issued per Public Warrant and the aggregate fair value of the shares delivered on cashless exercise increase; conversely, as the market price approaches or falls below the exercise price, the number of shares issued per Public Warrant and the aggregate fair value of the shares delivered decrease, and no shares would be delivered if the Public Warrants are out-of-the-money.

If and when the Public Warrants become redeemable and the Company elects to redeem them for cash in accordance with the warrant agreement, the Company would be obligated to pay the fixed contractual redemption price per Public Warrant and the Public Warrants would be cancelled without the issuance of any Class A common shares. Although the fixed redemption price per warrant does not change with the market price of the Company’s Class A common stock, the Company may only exercise this redemption alternative if the Reference Value of the Class A common stock equals or exceeds the specified redemption trigger, which is based on the trading price of the Company’s shares.

Fusemachines Inc. and Subsidiaries Notes to the Consolidated Financial Statements

In the event of certain reclassifications, reorganizations, mergers, consolidations, tender offers or similar transactions that result in a change of control, the Public Warrants provide for an “Alternative Issuance” under which each Public Warrant becomes exercisable for the cash, securities or other property that the holder would have been entitled to receive if the holder had exercised the Public Warrant and participated in the transaction as a common shareholder immediately prior to its consummation, as described in the warrant agreement. Accordingly, the amount and form of consideration delivered upon settlement under this alternative will generally change in direct proportion to the per-share consideration (whether in cash, stock or other property) payable to the Company’s common shareholders in the underlying transaction, which reflects the then-current fair value of the Company’s equity shares.

Private warrants

The Private Placement Warrants are substantially identical to the Public Warrants, except that (i) the Private Placement Warrants may be exercised for cash or on a cashless basis, at the holder’s option; (ii) the Private Placement Warrants and the Class A common shares issuable upon their exercise are subject to certain transfer restrictions pursuant to the letter agreement between the Company, the Sponsor and other parties thereto, as amended from time to time, including that any permitted transferee must agree to be bound by such transfer restrictions; (iii) the Private Placement Warrants are not redeemable by the Company; and (iv) the holders of the Private Placement Warrants (including the Class A common shares issuable upon exercise thereof) may be entitled to certain registration rights. The Private Placement Warrants will not become Public Warrants upon any transfer and shall remain non-redeemable.

As of December 31, 2025, if holders elect to exercise the Private Placement Warrants for cash, the Company would deliver one Class A common share for each Private Placement Warrant exercised and would receive cash equal to the fixed exercise price per share. Consistent with the Public Warrants, the aggregate fair value of the shares issued upon such cash exercise of the Private Placement Warrants would vary directly with the then-current market price of the Company’s Class A common stock, while the per-warrant exercise price and resulting cash proceeds to the Company remain fixed in accordance with the warrant agreement.

When Private Placement Warrants are exercised on a cashless basis in accordance with the warrant agreement, each warrant is settled through the issuance of a reduced number of Class A common shares determined by reference to the “Sponsor Exercise Fair Market Value” of the Class A common stock and the fixed exercise price. As the market price of the Company’s Class A common stock increases above the exercise price, the number of shares issued per Private Placement Warrant and the aggregate fair value of the shares delivered on cashless exercise increase; conversely, as the market price approaches or falls below the exercise price, the number of shares issued per Private Placement Warrant and the aggregate fair value of the shares delivered decrease, and no shares would be delivered if the Private Placement Warrants are out-of-the-money.

The Alternative Issuance provisions described above for the Public Warrants also apply to the Private Placement Warrants such that, upon the specified reclassification, reorganization, merger, consolidation, tender offer or similar change-of-control transactions, each Private Placement Warrant becomes exercisable for the same form and amount of cash, securities or other property that would be received by a common shareholder on an as-if-exercised basis immediately prior to the transaction, and the settlement amount therefore varies directly with the per-share consideration payable to the Company’s common shareholders.

Classification and accounting: The Company evaluated the terms of the Public and Private Warrants under the relevant U.S. GAAP guidance for freestanding financial instruments and derivative accounting and concluded that both the Public Warrants and the Private Warrants meet the criteria for equity classification. In connection with the reverse recapitalization transaction, the Public Warrants and Private Warrants that were outstanding immediately prior to the transaction were initially recorded through the reverse recapitalization and are presented within stockholders’ equity on the consolidated balance sheet as part of additional paid-in capital (rather than as a separate warrant liability line item). Because the Public Warrants and Private Warrants are classified in equity, there is no subsequent remeasurement required after initial recognition and changes in the fair value of the Company’s common stock do not give rise to gains or losses in the statement of operations related to these warrants.

Note 25. Subsequent Events

●	Subsequently to year ended December 31, 2025, the Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates. The Amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). The Company is currently evaluating the accounting and financial reporting implications of this Amendment, including its impact, if any, on the valuation of the related derivative instrument.

●	Subsequent to year ended December 31, 2025, the Company entered into an amendment on February 3, 2026, to the Common Stock Purchase Warrant (the “Warrant Amendment”) originally issued on October 22, 2025 in connection with the Business Combination with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Holder”). Pursuant to the Warrant Amendment, the exercise price of the warrant was amended such that the exercise price per share of the Company’s common stock is $10.00, subject to customary adjustments as set forth in the warrant agreement. All other terms and conditions of the warrant remain unchanged and continue in full force and effect. The Company is currently evaluating the accounting and financial reporting implications of the Warrant Amendment, including its impact, if any, on the classification and valuation of the warrant.

●	On July 28, 2025, the Board of Directors and shareholders of the Company approved the Fusemachines Inc. 2025 Omnibus Equity Incentive Plan (the “Plan”). The Plan authorizes the Company to issue up to 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, to eligible employees, directors, and consultants in the form of stock options, restricted stock, restricted stock units, or other equity-based awards. Subsequent to December 31, 2025, the Company is in the process of granting awards under the Plan to certain employees. As the awards were not granted and no shares were issued under the Plan as of December 31, 2025, no amounts have been recognized in the accompanying consolidated financial statements.

●	Further the Company has evaluated any other subsequent events through the date of issuance of these consolidated financial statements and determined that there have been no events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

