Form 10-Q
period 2026-03-31
Fusemachines Inc.
filed 2026-05-15
CIK 2033383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-42909

FUSEMACHINES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1602789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

251 West 30th Street, 5th Floor

New York, New York 10001

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

As of May 14, 2026, the registrant had 28,939,240 shares of voting common stock outstanding.

Fusemachines Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our management’s current beliefs and assumptions and on information currently available to our management, and are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “best in class,” “could,” “seeks,” “estimates,” “expects,” “first-in-class,” “focused,” “goal,” “intends,” “may,” “objective,” “opportunity,” “pipeline,” “plans,” “potential,” “predicts,” “projects,” “pursuing,” “should,” “target,” “treatment option,” “will,” “would,” “might,” “can,” “continue” or similar expressions and the negatives of those terms.

These forward-looking statements include, among other things, statements about:

●	our ability to effectively operate our business segments;

●	our ability to manage our research, development, expansion, growth and operating expenses;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	our ability to respond and adapt to changes in technology and customer behavior;

●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	other factors (including the risks contained in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors”) relating to our industry, our operations and results of operations.

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

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Balance Sheets

(all amounts in USD, in thousands, except number of shares and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	1,774	4,221
Accounts receivable, current, net	1,242	1,264
Unbilled revenue	71	16
Prepaid expenses and other current assets	650	753
Total current assets	3,737	6,254
Property and equipment, net	292	305
Intangible assets, net	210	206
Deferred tax assets	11	11
Operating lease right-of-use assets	683	744
Other assets	11	16
Total assets	4,944	7,536
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	4,797	5,012
Accrued expenses and other current liabilities	4,677	4,618
Related party loan payable, current	300	300
Operating lease liability, current	84	85
Forward purchase derivative liability	8,104	9,692
Short term debt	168	342
Total current liabilities	18,130	20,049
Accounts payable non-current	78	143
Warrant liability	62	121
Cumulative mandatorily redeemable common and preferred stock liability	1,018	1,048
Operating lease liability	689	751
Total liabilities	19,977	22,112
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Convertible preferred stock ($0.0001 par value, 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; Nil shares issued as of March 31, 2026 and December 31, 2025, respectively ; Nil shares outstanding as of March 31, 2026 and December 31, 2025)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized as of March 31,2026 and December 31, 2025; 28,939,240 shares and 28,938,266 shares issued and outstanding as of March 31,2026 and December 31, 2025 respectively)	3	3
Additional paid in capital	31,801	31,311
Share subscription receivable	(11,005)	(11,005)
Accumulated deficit	(36,101)	(35,145)
Accumulated other comprehensive income	269	260
Total stockholders’ deficit	(15,033)	(14,576)
Total liabilities and stockholders’ deficit	4,944	7,536

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(all amounts in USD, in thousands, except number of shares and per share data)

	Three months ended March 31,
	2026	2025
	(Unaudited)
Revenue	1,879	1,954
Cost of revenue	(931)	(864)
Gross Profit	948	1,090
Operating expenses:
Selling and marketing	412	308
General and administrative	3,273	1,933
Research and development	298	165
Total operating expenses	3,983	2,406
Loss from operations	(3,035)	(1,316)
Other (expense) income:
Interest expense	(54)	(66)
Loss on extinguishment of convertible notes payable	-	(391)
Gain on extinguishment of payable	498
Gain on change in fair value of convertible notes and warrant liability	60	1,516
Gain on change in fair value of forward purchase derivative liability	1,588
Other (expense) income	75	4
Total other expense/(income), net	2,167	1,063
Loss before income taxes and equity in earnings of investee	(868)	(253)
Provision for income tax	(4)	-
Net loss	(872)	(253)
Deemed dividend related to Shortfall Warrants modification	(84)	-
Net loss attributable to common stakeholders (i)	(956)	(253)

Weighted-average common shares outstanding - basic and diluted (ii)	28,938,764	7,270,965
Net Loss per common share - basic and diluted (i)/(ii)	(0.03)	(0.03)

Comprehensive income (loss)
Net loss	(872)	(253)
Change in foreign currency translation adjustment	9	-
Total comprehensive loss	(863)	(253)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Stockholders’ Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible preferred stock*		Common stock *		Additional paid-in capital	Treasury stock*		Share Subscription Receivable	Accumulated deficit	Accumulated other comprehensive Income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2025	-	-	28,938,266	$3	31,311	-	$-	$(11,005)	$(35,145)	260	(14,576)
Stock-based compensation	-	-	-	-	406	-	-	-	-	-	406
Net loss	-	-	-	-	-	-	-	-	(872)	-	(872)
Issuance of common stock upon cashless exercise of stock option	-	-	1,715	-	1	-	-	-	-	-	1
Shares withheld related to cashless exercise			(741)	-	(1)	-	-	-	-	-	(1)
Deemed dividend related to Shortfall Warrants modification (refer note 16)	-	-	-	-	84	-	-	-	(84)	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	9	9
Balance at March 31, 2026 (unaudited)	-	-	28,939,240	3	31,801	-	-	(11,005)	(36,101)	269	(15,033)

	Convertible preferred stock *		Common stock *		Additional paid-in capital	Treasury stock *		Share Subscription Receivable	Accumulated deficit	Accumulated other comprehensive Income	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2024	9,043,234	$7,865	11,039,388	$2	4,698	667,000	(2,903)	$-	$(34,217)	250	$(24,305)
Retroactive application of recapitalization	(3,092,561)	-	(3,775,196)	(1)	1	(228,097)					0
Balance at December 31, 2024	5,950,673	7,865	7,264,192	1	4,699	438,903	(2,903)	-	(34,217)	250	(24,304)
Stock-based compensation	-	-	-	-	65	-	-	-	-	-	65
Net loss	-	-	-	-	-	-	-	-	(253)	-	(253)
Loss for extinguishment of convertible notes payable	-	-	-	-	391	-	-	-	-	-	391
Issuance of shares upon repayment of 2023 Promissory Notes	-	-	6,772	-	3	-	-	-	-	-	3
Balance at March 31, 2025 (unaudited)	5,950,673	7,865	7,270,964	1	5,158	438,903	(2,903)	-	(34,470)	250	(24,099)

*	The number of shares of convertible preferred stock, common stock and treasury stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger.

*	In connection with the consummation of the business combination, the Company adopted a new capital structure and amended the par value of its common stock from $0.00001 per share to $0.0001 per share. Accordingly, the historical equity presentation has been adjusted to reflect the revised par value of the Company’s common stock. The change resulted in a reclassification of amounts within stockholders’ equity from additional paid-in capital to common stock to reflect the increased par value per share. This reclassification had no impact on total stockholders’ equity.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Cash Flows

(all amounts in USD, in thousands)

	Three months ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities
Net Loss	(872)	(253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	24	25
Amortization of intangible asset	32	20
Provision for credit losses	(36)	79
Stock-based compensation	406	65
Amortization of right-of-use assets	22	21
Changes in fair value of convertible notes at fair value, warrant liability	(60)	(1,516)
Change in fair value of forward purchase derivative liability	(1,588)	-
Accretion of cumulative mandatorily redeemable common and preferred stock liability	27	23
Loss on extinguishment of convertible notes payable		391
Gain on extinguishment of payable	(498)	-
Changes in operating assets and liabilities:
Accounts receivable, current, net	(14)	7
Unbilled revenue	(72)	(20)
Prepaid expenses and other current assets	97	52
Accounts receivable, net	-	4
Other assets	6	(10)
Accounts payable	78	1,086
Operating lease liabilities	(19)	(16)
Accrued expenses and other current liabilities	243	(146)
Deferred revenue	-	(41)
Net cash used in operating activities	(2,224)	(229)
Cash flows from investing activities
Costs capitalized for internally developed software	(36)	(23)
Purchases of property and equipment	(20)	(1)
Net cash used in investing activities	(56)	(24)
Cash flows from financing activities
Proceeds from convertible notes payable	-	180
Payment of director and officer insurance liability (short term debt)	(202)	-
Proceeds from director and officer insurance liability (short term debt)	28
Net cash (used in) / provided by financing activities	(174)	180
Effect of exchange rate changes on cash and cash equivalents	7	2
Net change in cash and cash equivalents	(2,447)	(71)
Cash and cash equivalents at beginning of the period	4,221	500
Cash and cash equivalents at end of the period	1,774	429
Supplemental disclosures of cash flow information
Cash paid for income taxes	10	10
Non-cash investing and financing activities:
Common Stock issued upon cashless exercise of stock options	1	-
Unpaid deferred transaction costs as of the end of the period	-	213
Waiver of deferred transaction costs as of the end of the period	-	505
Issuance of shares vested upon repayment and forgiveness of 2023 Promissory Notes	-	3
(Loss)/Gain on extinguishment of debt (Refer Note no. 5 - Long-Term Debt)	-	(391)
Purchase of property and equipment not yet paid	4	-
Deemed dividend related to Shortfall Warrants modification	84	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

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

Business Oxygen Private Limited (“BO2”), a Company domiciled in Nepal holds certain redeemable common and preferred stock of Fusemachines Nepal Private Ltd.

Merger Agreement and Business Combination

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

The common stock of the Company began trading on The Nasdaq Stock Market (Nasdaq Global Market) under the symbol “FUSE”, and the warrants trade under the symbol “FUSEW”, beginning on October 23, 2025. The Merger between CSLM and Legacy Fusemachines was accounted for as a reverse recapitalization. See Note 14 - Reverse Capitalization for more information.

Throughout the notes to the unaudited condensed consolidated interim financial statements, unless otherwise noted or the context otherwise requires, the term “Company” refers to Legacy Fusemachines Inc. and its subsidiaries prior to the consummation of the Business Combination, and to Fusemachines Inc. (the publicly traded parent company) and its subsidiaries after the consummation of the Business Combination.

Covenant Fees

Pursuant to the Merger Agreement, the Company was covenanted to deliver to CSLM its audited financial statements for the twelve month periods ended December 31, 2023 and 2022 for inclusion in the registration statement on Form S-4 to be filed by CSLM in connection with the Merger, and that such audited financial statements had been prepared in conformity with GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies. The Company had covenanted to provide the audited financial statements no later than February 29, 2024, or incur delay fees in the amount equal to $35.0 thousand for the first one-month delay to March 31, 2024 (pro-rated for a partial month), $50.0 thousand for the second one-month delay to April 30, 2024, and thereafter $70.0 thousand for each subsequent one-month delay (pro-rated for any partial month). The Company provided the audited financial statements to CSLM in September 2024. As such, the Company had recorded $505 thousand of deferred transaction costs on the audited consolidated balance sheets as of December 31, 2024.

On February 4, 2025, the company entered into a second amendment of the original agreement wherein the above-mentioned delay fee provision is deleted and provides the Company with relief from future penalties related to the delivery of the 2023 financial statements. Accordingly, the company recorded waiver in the three months ended March 31, 2025 which had no impact in the unaudited condensed consolidated interim Statements of Operations and Comprehensive Loss as the amount of provision was eliminated from the deferred transaction cost and from the Accounts Payable, Accrued expense and other current liabilities in the unaudited condensed consolidated interim balance sheets. As of March 31, 2026, no amounts remain outstanding with respect to the delay fee provision, and the Company has no further obligations under the original delay fee covenant.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months period ended March 31, 2026, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements for the year ended December 31, 2025.

Basis of Presentation and Principles of Consolidation

The Company prepares its unaudited condensed consolidated interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding financial reporting. The unaudited condensed consolidated interim financial statements include the financial statements of Fusemachines Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited condensed consolidated interim financial statements are presented in United States Dollars (“USD” or $), which is the functional currency of the Parent Company.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ deficit and cash flows. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated interim financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of unaudited condensed consolidated interim financial statements, as well as revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the valuation of operating lease right-of-use assets, convertible notes, cumulative mandatorily redeemable common and preferred stock liability, common stock warrants, common and convertible preferred stock, current expected credit losses (“CECL”), stock-based compensation, useful lives of property and equipment and intangible assets, impairment of long-lived assets, capitalization of software development costs, forward purchase derivative liability and income taxes.

The Company bases its estimates and judgments on historical experience, knowledge of current conditions and its beliefs of what could occur in the future, given available information. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated interim financial statements. Changes in facts and circumstances may cause the Company to revise its estimates.

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

Bad debt expense is included in general and administrative expenses in the unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

The CODM considers the Company’s net income/loss), expenses and the components of total assets to assess the segment’s performance and make resource allocation decisions for the Company’s single segment which is consistent with that presented within these financial statements.

As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying unaudited condensed consolidated interim balance sheet as “total assets” and its significant segment expenses and net loss are listed on the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

	Long lived assets as of
	March 31,	December 31,
	2026	2025
Nepal	220	247
United States	282	264
Total long-lived assets	502	511

Fair Value Option (“FVO”) Election

The Company entered into related party convertible notes payable, at fair value in October 2019, September 2021, and Convertible Notes payable at fair value in January 2024, (the “Convertible Notes at Fair Value”). (Refer to “Note 5 – Long-Term Debt”). As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the FVO to account for the Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value. In accordance with ASC 825, the Company recorded them at fair value. The FVO may be applied instrument by instrument, but it is irrevocable. Subsequent changes in fair value would be recorded as a separate line in the unaudited condensed consolidated interim statement of operations and comprehensive loss. As a result of applying the FVO, direct costs and fees related to the Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value were expensed as incurred. The Company concluded it was appropriate to apply the FVO to Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value because they are liabilities that are not, in whole or in part, classified as a component of stockholders’ equity. In addition, the Convertible Notes at Fair Value and Related Party Convertible notes at Fair Value met other applicable criteria for electing the FVO under ASC 825.

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

Company’s AI Solutions includes product revenues primarily comprising of software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the period ended March 31,2026 and March 31, 2025 the product revenues were insignificant.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

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

Deferred revenue represents the amounts billed or cash payments received in advance of revenue recognition at the end of the reporting period. These amounts are recorded in deferred revenue until revenue is recognized through delivery of service or upon meeting the performance obligation. The Company’s deferred revenue represents contract liabilities. Generally, when billing occurs subsequent to revenue recognition, the Company reports unbilled revenue on the unaudited condensed consolidated interim balance sheets.

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

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). This standard requires all equity-based payments to employees and non-employees, including grants of employee stock options and restricted stock awards, to be recognized in the unaudited condensed consolidated interim statements of operations and comprehensive loss based on the grant date fair value of the award. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the period from the accounting grant date to the end of the vesting period. The Company elected to account for forfeitures of awards as they occur.

Since the adoption of ASU 2018-07, Improvements to Nonemployee Stock-Based Payment Accounting, the measurement date for non-employee awards is the date of grant, and stock-based compensation costs are recognized in the same period and in the same manner as if the entity had paid cash for the goods or services. Stock-based compensation expense is classified as general and administrative, cost of revenue, selling and marketing and research and development expenses in the unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs were $32 thousand and $9 thousand for the period March 31, 2026 and 2025, respectively, which are included in selling and marketing costs on the unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

Research and Development costs were $ 298 thousand and $ 165 thousand for the period ended March 31, 2026 and 2025 respectively, which are included in the unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

Commitments and Contingencies

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s unaudited condensed consolidated interim financial statements for pending litigation. Currently there are no pending or threatened litigation matters that management believes require accrual or disclosure in addition to those presented in the Note on Litigation (refer Note 12 – Commitment and Contingencies).

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

Significant Customers and Suppliers — The concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to which the Company makes substantial sales. To minimize credit risk related to accounts receivable, the Company maintains allowances for potential credit losses based on historical loss patterns as well as future expectations. As of March 31, 2026 and December 31, 2025 the Company had four and three customers whose accounts receivable balance accounted for at least 10% of the Company’s consolidated accounts receivables, respectively. These customers accounted for approximately 57.80% and 47.64% of the Company’s receivables at the end of the respective periods. For the three-month ended March 31,2026 and 2025, the Company had two and four customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 26.87% and 53.3% of the Company’s total revenue at the end of the respective periods.

The Company pays its suppliers on normal commercial terms and does not believe that there is any significant supply risk from its suppliers. As of March 31, 2026 and December 31, 2025, the Company had two suppliers whose account payable accounted for at least 10% of the Company’s consolidated account payables, respectively. These suppliers accounted for approximately 42.0% and 57.0% of the Company’s total payables at the end of the respective periods.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

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

Going Concern

The Company’s unaudited condensed consolidated interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity include funds generated from operations, levels of accounts receivable and accounts payable, and capital expenditure requirements.

As of March 31, 2026, the Company had cash of approximately $ 1,774 thousand. For the three months ended March 31, 2026, the Company used approximately $ 2,224 thousand in cash for operating activities. Historically, the Company has incurred recurring net losses from operations and negative cash flows from operating activities. As of March 31, 2026, the Company had an accumulated deficit of approximately $ 36,101 thousand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these unaudited condensed consolidated interim financial statements were issued.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on the Company’s ability to obtain necessary equity to continue operations, and ultimately the Company’s ability to generate profit from sales and positive operating cash flows, which is not assured.

Subsequent to March 31, 2026, on April 17, 2026, the Company entered into a Common Stock Purchase Agreement with Roth Principal Investments, LLC providing for up to $20,000,000 in additional equity financing (the Committed Equity Facility (CEF)). While the CEF improves the Company’s access to capital, no proceeds have been received as of the date of issuance and draws remain at the Company’s sole discretion. As of the date these unaudited condensed consolidated interim financial statements were available to be issued, the S-1 has not yet been declared effective, and there can be no assurance as to the timing or ultimate effectiveness thereof.

As of the date on which these unaudited condensed consolidated interim financial statements were available to be issued, we believe that our existing cash on hand, together with the potential availability of additional capital under the Purchase Agreement and other potential equity or debt financing arrangements, may not, on their own, be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. Management currently expects that the Company will be able to access additional sources of capital, including through issuances of equity securities (such as under the Purchase Agreement) and/or additional borrowings, as and when required to fund the Company’s operating and investing activities over the next year; however, there can be no assurance that such financing will be available on acceptable terms or at all. Accordingly, the Company’s ability to continue as a going concern remains dependent on the successful execution of these financing plans. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common shareholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common shareholders for the three-month period ended March 31, 2026 and 2025.

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock or convertible notes, into common stock, under the if-converted method. Due to the net losses for the three-month period ended March 31, 2026 and 2025 , basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instruments in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).

Shortfall warrants, public and private warrants and warrants issued in connection with convertible notes were evaluated under ASC 480 and ASC 815-40 and determined not to meet the criteria for liability classification. These warrants are indexed to the Company’s own stock and meet the requirements for equity classification. Accordingly, such warrants are recorded within stockholders’ equity and are not subsequently remeasured.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated interim financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This standard is effective January 1, 2026. The Company did not elect the optional practical expedient provided by this standard. The adoption did not have a material impact on the unaudited condensed consolidated interim financial statements.

New Accounting Pronouncements Not Yet Adopted

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. Management periodically reviews newly issued accounting standards to determine their potential impact on the Company’s unaudited condensed consolidated interim financial statements and related disclosures.

In March 2024, the SEC issued its final climate disclosure rules (Rule 1), which require the disclosure of climate-related information in annual reports and registration statements, beginning with annual reports for the period ending December 31, 2025. The rules require disclosure in the audited consolidated financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. We are currently evaluating the impact of the new rules and continue to monitor the status of the related legal challenges.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. In November 2024, the FASB issued this ASU that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance does not affect recognition or measurement in our unaudited condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

ASU 2024-04 Debt - Debt with Conversion and Other Options - Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued this ASU which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. We are currently evaluating the impact this guidance will have on our unaudited condensed consolidated interim financial statements.

In May 2025, the FASB issued Accounting Standards Update No. 2025-04 - Compensation – Stock Compensation (Topic 718) and Revenue from Contracts With Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition, eliminates the forfeiture policy election for service conditions, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to customers. The new guidance requires entities to consistently account for share-based awards granted to customers by clarifying the treatment of vesting conditions and ensuring alignment with Topic 606 and Topic 718. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on its unaudited condensed consolidated interim financial statements and related disclosures.

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

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its unaudited condensed consolidated interim financial statements.

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

As of March 31, 2026, the Company does not have any outstanding convertible notes payable or related party loan payable, as these instruments were either converted or settled during the year ended December 31, 2025, other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $300 thousand, which were reclassified from a convertible note to a related party note payable on demand. Accordingly, no fair value estimation is required for such instruments as of the reporting date. As of December 31, 2025, the estimated fair values of these instruments approximated their carrying values due to their relatively short maturities.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Financial Instruments Recorded at Fair Value

The following tables present the Company’s fair value hierarchy for its financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	62	62
Forward Purchase derivative liability	-	-	8,104	8,104
	$-	$-	$8,166	$8,166

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	-	-	121	121
Forward purchase Derivative liability	-	-	9,692	9,692
	$-	$-	$9,813	$9,813

Warrant Liabilities

The following table shows the change in the fair value of the warrant liability (in thousands):

Amount
Balance as of December 31, 2024	$945
Change in fair value of warrant liabilities	$26
Balance as of March 31, 2025	$971

Amount
Balance as of December 31, 2025	$121
Change in fair value of warrant liabilities	$(59)
Balance as of March 31, 2026	$62

Forward Purchase Derivative Liability

The forward purchase derivative liability was recognized at Closing on October 22, 2025. The fair value as of March 31, 2026 was $8,104 thousand. The following table presents a reconciliation of the Forward Purchase Derivative Liability (in thousands):

Amount
Balance as of December 31, 2025	9,692
Change in fair value of forward purchase derivative liabilities	(1,588)
Balance as of March 31, 2026	8,104

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. The key assumptions used in valuation as of March 31, 2026: a risk-free rate of 3.80%, a valuation term of 2.56 years, and annualized volatility of 62.5%. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Convertible notes payable

The following table shows the change in the fair value of the Convertible Notes measured at Fair Value (in thousands):

	Related party Convertible Note payable at fair value	January 2024 Convertible Notes	Total
Balance as of December 31, 2024	$6,524	$8,986	$15,150
Change in fair value of related party convertible note, convertible notes at fair value	(548)	(994)	(1,542)
Balance as of March 31, 2025	$5,976	$7,992	13,968

Balance as of December 31, 2025	$-	$-	$-
Change in fair value of related party convertible note, convertible notes at fair value	-	-	-
Balance as of March 31, 2026	$-	$-	$-

Common Stock Warrant Liability

The Company estimates the fair value of the common stock warrant liability (refer to “Note 5 – Long-Term Debt “) using an option pricing model and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for fair value of the underlying common stock expected volatility, expected life, dividends, and risk-free interest rate.

The warrant liability is classified as Level 3 as there were no quotable prices for identical assets or quoted prices for similar. The warrant liabilities are measured using a Black-Scholes Model. The fair value of the warrant liability as of March 31, 2026 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 4.14%, a stock price of $0.95, a term of 7.41 years, and annualized volatility of 62.0%. The fair value of the warrant liability as of December 31, 2025 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 3.99%, a stock price of $1.65, a term of 7.65 years, and annualized volatility of 62.0%.

Related Party Convertible Note payable at Fair Value and Convertible Notes at Fair Value

The Company accounts for certain long-term debt (also refer to “Note 5 - Long-Term Debt “) under the fair value option. At the issuance date of the Convertible Notes at Fair Value, the Company determined that the fair value approximated the principal amount.

The measurement of fair value of the Convertible Notes at Fair Value as of March 31, 2025 was estimated based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used a scenario-based analysis to incorporate estimates and assumptions concerning the Company’s prospects and market indications into a model to estimate the value of the Convertible Notes at Fair Value. The most significant estimates and assumptions used as inputs are those concerning timing, probability of possible scenarios for conversion or settlement of the Convertible Notes at Fair Value. The Convertible Notes at Fair Value are classified as Level 3 as there were no quotable prices for identical assets or quoted prices for similar

In connection with the consummation of the business combination on October 22, 2025, which was accounted for as a reverse recapitalization, each convertible note of Legacy Fusemachines Inc. , including both related party and other convertible notes, that was issued and outstanding immediately prior to the closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines Inc. common stock in accordance with the respective convertible note agreements. Immediately following such conversion, all such shares of Legacy Fusemachines common stock were exchanged for shares of Fusemachines Inc. common stock based on the Exchange Ratio specified in the Merger Agreement. As a result of the foregoing, no convertible notes or related party notes payable remained outstanding as of March 31, 2026 other than related party note payable to Dolma $300 thousand.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets.

The following table sets forth the significant inputs to the probability-weighted valuation model used to value the Convertible Notes at Fair Value as of March 31, 2025:

Related party convertible note

Type of Events	Expected Date	Probability of Event	Discount rate
SPAC transaction	5/31/2025	75%	56%
Maturity	2/28/2026	10%	56%
Default feature	NA	15%	56%

January 2024 Convertible Notes

Type of Events	Expected Date	Probability of Event	Discount rate
SPAC transaction	5/31/2025	75%	48%
Maturity	7/12/2025	10%	48%
Default feature	7/12/2025	15%	48%

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Wages payable	$3,797	$3,858
Interest payable	306	304
Accrued expenses	574	456
Total accrued expenses and other current liabilities	$4,677	$4,618

Note 5. Long-Term Debt

Long-term debt consists of the following (in thousands):

Loans Payable

	March 31, 2026			December 31, 2025
	Current	Noncurrent	Total	Current	Noncurrent	Total
Related party loan payable	300	-	300	300	-	300
Total	$300	$-	$300	$300	$-	$300

For a full description of the terms, conversion features, and amendment history of each convertible note, refer to Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Impact of Reverse Recapitalization on Convertible Notes

In the prior fiscal year, on October 22, 2025, the Company consummated a Business Combination (accounted for as a reverse recapitalization). In connection with that transaction, each Legacy Fusemachines convertible note that was issued and outstanding immediately prior to closing — including both related-party and non-related-party convertible notes (comprising the 2019 and 2021 Convertible Notes, the January 2024 Convertible Notes, and the April 2024, June 2024, September 2024, and February 2025 Convertible Notes) — were converted into an aggregate of 8,048,770 shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements.

In accordance with ASC 470-20, Debt with Conversion and Other Options, convertible notes exchanged for equity pursuant to their original contractual terms are accounted for by reclassifying the carrying amount of the convertible debt to equity, with no gain or loss recognized in earnings.

Immediately following such conversions, all shares of Legacy Fusemachines common stock issued upon conversion were exchanged for shares of Fusemachines Inc. common stock based on the exchange ratio specified in the Business Combination Agreement.

As a result, no convertible notes or related-party notes payable remained outstanding as of March 31, 2026, other than the related party loan payable to Dolma of $300 thousand, which was not converted in connection with the Business Combination and continues to remain outstanding as of the date of this filing.

Warrant Issuance Upon Conversion at Reverse Recapitalization

Upon conversion of the April 2024, June 2024, and September 2024 Convertible Notes in connection with the Business Combination on October 22, 2025, warrants to purchase 7,500 shares of Fusemachines Inc. common stock at an exercise price of $11.50 per share were issued to each respective noteholder. These warrants are classified as equity warrants under ASC 480 and ASC 815, were measured at fair value on the issuance date (October 22, 2025) and are not subject to subsequent remeasurement through earnings. These warrants carry the same terms and provisions as the Company’s public warrants (refer to Note 18 – Public and Private Warrants).

Common Stock Warrant Liability

In connection with the 2023 Notes Agreement, the Company issued common stock warrants (the “Common Stock Warrants”) to purchase up to 92,211 shares of the Company’s common stock at an exercise price of $0.70 per share, with a contractual term of 10 years. These warrants are liability-classified under ASC 480-10 and continue to be remeasured at fair value each reporting period.

As of March 31, 2026 and December 31, 2025, the fair value and carrying amount of the Common Stock Warrant Liability was $62 thousand and $121 thousand, respectively (refer to Note 3 – Fair Value Measurements).

Related Party Loan Payable

The $300 thousand related party loan payable as of March 31, 2026 and December 31, 2025 represents the outstanding balance under the promissory note with Dolma, which was not converted or settled in connection with the Business Combination and remains outstanding as of the date of this report.

In connection with the Business Combination on October 22, 2025, the Company separately settled the outstanding principal and accrued interest under the 2024 Related Party Promissory Notes with Mr. Sameer Maskey, CEO, in cash; accordingly, no balance remains outstanding under those notes as of March 31, 2026.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 6. Convertible Preferred Stock

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

As a result of these transactions, no shares of Convertible Preferred Stock remained outstanding as of March 31, 2026 and December 31, 2025.

Note 7. Stockholders’ Deficit

Common Stock

In connection with the Restated Certificate, the number of shares of Fusemachine Inc. common stock that the Company is authorized to issue is 500,000,000 shares as of March 31, 2026 and December 31, 2025 respectively.

The Company’s reserved shares of common stock for future issuance related to potential conversion of the Convertible Preferred Stock, exercise of Common Stock Warrants and exercise of stock options are as follows:

	As of March 31, 2026	As of December 31, 2025
Common stock warrants	92,211	92,211
Stock options	636,570	686,880
SPAC public and private placement warrants (Refer note 18)	13,458,750	13,458,750
Equity share warrant (Refer note 16)	2,108,070	2,108,070
Issuance of warrants pursuant to conversion of convertible note (refer note 5)	30,000	30,000
Restricted stock units (RSU) (Refer note 9)	1,217,210	-
	17,542,811	16,375,911

Convertible Preferred Stock

In connection with the Restated Certificate, the number of shares of Convertible Preferred Stock that the Company is authorized to issue is 5,000,000 as at March 31, 2026 (Refer to “Note 6 - Convertible Preferred Stock “).

Warrants

As of March 31, 2026 and December 31, 2025 the Company had Common Stock Warrants outstanding to purchase up to 92,211 shares of the Company’s common stock at an exercise price of $0.70 per share and have a contractual term of 10 years. The Common Stock Warrants were issued in August 2023. (Refer to “Note 3 - Fair Value Measurements” ).

Note 8. Revenue

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

	Three Months Ended March 31,
	2026	2025
Customer locations
United States	1,824	1,881
Rest of the world	55	73
Total revenue	1,879	1,954

The table below presents the breakdown of the Company’s revenues, based on the customer’s service type (in thousands).

	Three Months Ended March 31,
	2026	2025
Service type
AI Solutions (Products and Services) *	1,872	1,954
AI Education service	7	-
Total revenue	1,879	1,954

*	AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Service Type

During the three months ended March 31, 2026 and 2025, the Company had one significant service type, AI Solutions (products and services). For the three months ended March 31, 2026 and 2025, there were $ 1,872 thousand and $ 1,954 thousand of AI Solutions (products and services) revenue. The Company had insignificant revenue from AI Solutions – Products for the three months ended March 31, 2026, and 2025, respectively. The revenue recognized for AI education services were $ 7 thousand and Nil during the three months ended March 31, 2026, and 2025.

Deferred Revenue

During the three months ended March 31, 2026, the Company recognized revenue of Nil from the deferred revenue balance as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized revenue of $53.7 thousand from the deferred revenue balance as of December 31, 2024.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s unaudited condensed consolidated interim balance sheets included capitalized balances in the amount of $ 16 thousand and $ 19 thousand as of March 31, 2026 and December 31, 2025 which represents the current portion and is included within prepaid expenses and other current assets, respectively and $1.7 thousand and $3.2 thousand, as of March 31, 2026 and December 31, 2025 , respectively, which are included within other assets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately two years and are included in selling and marketing in the accompanying unaudited condensed consolidated interim statements of operations and comprehensive loss. Amortization recognized during the three months ended March 31, 2026, and 2025 was $8.6 and $9.3 thousand, respectively.

Transaction price allocated to remaining performance obligations

The Company elected to apply the practical expedient for the right to invoice and does not disclose performance obligations that have original expected durations of one year or less.

The opening and closing balances of contract assets, deferred revenue and unbilled revenue are as follows (in thousands):

	Contract Assets	Deferred revenue	Unbilled Revenue
Ending balance as of December 31, 2024	27	54	113
Increase/(decrease), net	(5)	(54)	(97)
Ending balance as of December 31, 2025	22	-	16
Increase/(decrease), net	(3)	-	55
Ending balance as of March 31, 2026	$19	-	$71

Note 9. Stock-based Compensation

Effective June 2014, the Company adopted an equity-based compensation plan, the 2014 Equity Incentive Plan (the “2014 Plan”), which allows for the grant of stock options, stock issuances and other equity interests in the Company to the Company’s officers, directors, employees and consultants. The 2014 Plan is administrated by the Company’s Board of Directors, or a committee appointed by the Board. In February 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which provides for the grant of incentive stock options, restricted stock awards and restricted stock units (“RSUs”) to eligible employees, directors and consultants of the Company. With the introduction of the 2023 Plan, shares are no longer available for future grants under the 2014 Plan. Awards outstanding under the 2014 Plan will be governed by the 2023 Plan. 3,258,230 shares of Common Stock were authorized for issuance under the 2023 Plan to officers, directors, employees and consultants of the Company.

The 2023 Plan was amended and approved by the stockholders of the Company in December 2023 to increase the number of shares of the Company’s Common Stock reserved for issuance under the Fusemachines Inc. 2023 Amended and Restated Equity Plan (the “2023 Equity Incentive Plan”) by 391,525 to 3,649,755 shares of common stock.

In connection with the Business Combination, which was accounted for as a reverse recapitalization, the number of shares under the 2023 Equity Incentive Plan was adjusted to reflect the exchange ratio established in the business combination agreement. Accordingly, all share and per share amounts under the plan have been retrospectively adjusted to reflect the conversion of Legacy Fusemachines equity into the Company’s common stock.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

As of March 31, 2026, no shares of Common Stock were available for future grant under the 2023 Plan, as the 2023 Plan was replaced in its entirety by the 2025 Plan which was adopted in connection with the Business Combination.

The stock-based compensation expense during the three month ended March 31, 2026 and March 31, 2025 are reported in the following unaudited condensed consolidated interim financial statement line items (in thousands):

	Three months ended March 31,
	2026	2025
General and administrative	$38	$38
Cost of revenue	5	6
Selling and marketing	9	9
Research and development	4	12
Total stock-based compensation expense	$56	$65

Stock Options

The Company’s stock options outstanding consist primarily of time-based options to purchase common stock, the majority of which vest over a two-to-four- year period and have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following table summarizes the stock option activity for options with service-based vesting conditions during the three months ended March 31, 2026 :

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding balance as of December 31, 2025	686,880	3.25	6.88	$234
Granted		-	-	-
Exercised	-	-	-	-
Forfeited	(6,508)	3.91	-	-
Cashless exercise (1)	(1,715)	0.70	-	-
Expired	(42,087)	6.75	-	-
Outstanding balance as of March 31, 2026	636,570	3.02	7.08	$56
Options vested and exercisable as of March 31, 2026	500,551	2.67	6.90	55

(1)	During the period ended March 31, 2026, employees have performed cashless exercise of 1,715 options

During the period three month ended March 31, 2026 and March 31, 2025, the Company recorded stock-based compensation expense of $55 thousand and $65 thousand, respectively. As of March 31, 2026, total stock-based compensation expense not yet recognized related to unvested stock options was $382.3 thousand, which is expected to be recognized over a weighted-average period of 1.67 years. The total intrinsic value of options exercised was $0.43 thousand and $6,036.4 thousand during the three month ended March 31, 2026 and year ended December 31, 2025, respectively.

There were no stock options granted during the period ended March 31, 2026 and March 31, 2025.

Cashless Exercise of Stock Options

In February 2026, one of the Fusemachines employees exercised 1,715 options to purchase Fusemachines Inc. Common Stock. The exercise prices for the 1,715 options were paid on a cashless basis via net share settlement resulting in the net share issuance of 974 shares of Fusemachines Inc. Common Stock. The transaction has been accounted under the guidance of ASC 718 - Stock Compensation. The cashless exercise mechanism does not change the substantive terms or fair-value-based measure of the awards and therefore does not constitute a modification under ASC 718.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Restricted stock units (RSU)

The Board of Directors has granted restricted stock awards under the Plans. In January 2026 1,217,210 awards had been granted as restricted stock units under the 2025 Plan as of period ended March 31, 2026, whose impact has been considered on the Company’s unaudited condensed consolidated interim financial statements as of that date. Restricted stock units are valued on the date of grant and have no purchase price for the recipient. Restricted stock units typically vest over period ranging from one to four years corresponding to anniversaries of the grant date.

The restricted stock units expense during the three month ended March 31, 2026 are reported in the following unaudited condensed consolidated interim financial statement line items (in thousands) and further no RSU were granted during the three month ended March 31, 2025.

Three months ended March 31,
2026
General and administrative	341
Cost of revenue	3
Selling and marketing	3
Research and development	3
Total restricted stock units expense	350

The following is a summary of service based RSU activity for the three month period ended March 31, 2026:

	Number of RSU shares	Weighted Average Grant Date Fair Value
Opening	-
Granted	1,217,210	1.59
Vested	-	$-
Forfeited	-	$-
Nonvested balance, March 31, 2026	1,217,210	1.59

The Company estimated the fair market value of these restricted stock units based on the closing market price on the date of the grant. As of March 31, 2026, there was $1,587,572 of total unrecognized compensation costs related to all remaining non-vested restricted stock units, which will be amortized over the period ranging form next nine to forty-five months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Year Ended	No. of shares
2026	453,865
2027	583,605
2028	142,240
2029	25,000
2030	12,500

Note 10. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands except for share and per share amounts)

	Three months Ended March 31,
	2026	2025
Numerator:
Net loss per share attributable to common stakeholders	$(956)	$(253)
Denominator:
Weighted-average common shares outstanding - basic and diluted	28,938,764	7,270,965
Net loss per share attributable to Fusemachines Inc. common stockholders - basic and diluted	(0.03)	(0.03)

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,	March 31,
	2026	2025
Convertible Preferred Stock	-	5,950,673
Common Stock Warrants	92,211	92,211
Stock options (1)	636,570	1,683,915
SPAC public and private placement warrants (2) (refer note 18)	13,458,750
Equity Share warrant (Refer note 16)	2,108,070
Issuance of warrants pursuant to conversion of convertible note (refer note 5)	30,000
Restricted stock units (RSU) (Refer note 9)	1,217,210	-
	17,542,811	7,726,799

(1)	Includes 6,772 stock options as of December 31, 2025 that were early exercised in exchange for non-recourse promissory notes. (Refer to “Note 9 - Stock-based Compensation “).

(2)	The SPAC public and private placement warrants were outstanding at CSLM Holding, Inc. prior to the business combination and were classified as equity and included in APIC in CSLM’s historical financial statements. The warrants became exercisable for shares of Fusemachines, Inc. common stock 30 days after the consummation of the business combination and were excluded from diluted net loss per share as their inclusion would have been antidilutive

The Company has also entered into a contingent obligation to issue 45,000 shares of its common stock to a certain vendor in connection with an outstanding accounts payable balance as part of a settlement agreement (refer to “Note 12 - Commitment and Contingencies”). The issuance of common stock is contingent upon the completion the Merger (refer to “Note 1 - Organization”). Further during the year ended December 31, 2025 , upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further during the three-month ended March 31, 2026, the Company made the cash payment of approximately $ 10 thousand. The remaining $88 thousand obligation is still outstanding in accounts payable as of March 31, 2026.

Note 11. Income Taxes

For the three months ended March 31,2026, and March 31,2025, the Company recorded an income tax expense (benefit) of $4 thousand and Nil, respectively, primarily related to the corporate income tax obligations of our foreign operations

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2026 and December 31, 2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

Note 12. Commitment and Contingencies

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Subsequent to determining that derivative bifurcation for the Conversion Feature was not required, the Company evaluated its obligations to the vendor under the Second Agreement to determine whether the Second Agreement should be accounted for as an extinguishment (in accordance with ASC 470-50) of the Company’s initial obligations (those obligations prior to the Second Agreement under the initial consulting agreement) and an immediate recognition of the new obligations specified in the Second Agreement. The Company determined that the Second Agreement should be accounted for as an extinguishment because the Conversion Feature represented the addition of a substantive conversion option, as that term is used in ASC 470-50-50-10 (and as it is defined in ASC 470-20-40-7). As the Company determined that the Second Agreement should be accounted for as an extinguishment, it calculated a loss on extinguishment (in accordance with ASC 470-50-40-4) equal to the reacquisition price of the new obligations under the Second Agreement less the net carrying amount of the initial obligation under the initial consulting agreement. The reacquisition price was equal to the fair value of the new obligations on the effective date of the Second Agreement, which was determined to be $478.6 thousand, and the net carrying amount of the initial obligation was $408.9 thousand, which resulted in a loss on extinguishment of $69.7 thousand, which was recorded in loss on extinguishment of payable in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025 . In accordance with ASC 470-20-25-13, the offset to the loss on extinguishment of $69.7 thousand was recorded as an increase to additional paid-in capital as the premium associated with the new obligations issued under the Second Agreement was determined to be substantial. The $408.9 thousand obligation incurred under the initial consulting agreement, which is described in the Second Agreement, is recorded in accounts payable in the consolidated balance sheets as of December 31, 2024.

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

Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further, during the three months ended March 31, 2026 the Company made the cash payment of approximately $10 thousand. The remaining $88 thousand obligation is still reflected in accounts payable as of March 31, 2026 in unaudited condensed consolidated interim balance sheet.

Legal counsel fee arrangement

In connection with the Business Combination, the Company incurred legal fees payable to its external legal counsel, totaling $1,307 thousand. Pursuant to an agreement entered into in December 2025, Counsel agreed to reduce the outstanding deal-related fees to $600 thousand, which was fully paid in October 2025. Under the same agreement, the Company committed to pay for ongoing legal services, including ordinary course SEC filings, an S-1 registration statement, review of non-disclosure agreements and letters of intent, and attendance at board and committee meetings, covering the period from November 1, 2025 through December 31, 2025, in monthly installments of $25 thousand from January through May 2026 and $75 thousand from June through December 2026, totaling $700 thousand . As of March 31, 2026, the remaining commitment related to these services was $575 thousand, and the remaining outstanding balance of $50 thousand was included in accounts payable. The Company is also obligated to reimburse such counsel for all out-of-pocket expenses.

Professional service arrangements

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

As of March 31, 2026, the current portion of the settlement obligation (amounts due within twelve months) is classified within accounts payable under current liabilities, with the remaining balance classified as non-current within accounts payable in the unaudited condensed consolidated interim balance sheet.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or has been required to defend any action related to its indemnification obligations. As of March 31, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

Legacy Fusemachines received a legal notice dated March 27,2025, requiring payment of $76.3 thousand to a vendor under a Work Labor & Services agreement due to alleged non-fulfilment of payment obligations. Based on its assessment of the services received and contractual terms, management estimated the payable amount at $41.3 thousand out of which $7.5 thousand was previously paid into an escrow account in 2025 and the remainder is recognized on the unaudited condensed consolidated interim balance sheet as of March 31, 2026. Subsequent to March 31, 2026, the Company and the vendor entered into a settlement agreement to settle this obligation (refer to Note 19, “Subsequent events”).

Settlement of a former service provider obligation

During the three months ended March 31, 2026, the Company reached a settlement agreement with a former service provider resolving an outstanding payable obligation. Under the terms of the settlement, the Company agreed to pay $320 thousand in full satisfaction of a vendor payable previously carried at $818 thousand, reflecting a negotiated reduction of the outstanding obligation. The Company recognized a gain on settlement of $498 thousand, presented within other income (expense), net in the consolidated statements of operations. The remaining settlement obligation of $320 thousand is included in current liabilities in the unaudited condensed consolidated interim balance sheet as of March 31, 2026.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 13. Related Parties

Related Party Convertible Notes

In October 2019 and September 2021, the Company entered into two convertible promissory note agreements with a lender (the “Convertible Notes Payable”). The convertible notes payable, recorded in “Convertible Notes Payable, at Fair Value” in the consolidated balance sheet, amounted to $6,524.0 thousand as of December 31, 2024.

In connection with the consummation of the Business Combination on October 22, 2025, all the related party convertible notes that was issued and outstanding immediately prior to the Closing was converted into shares of Legacy Fusemachines common stock in accordance with the respective related party convertible note agreement. As a result of the conversions and exchanges, no related-party notes payable remained outstanding as of March 31, 2026, other than related party note payable related to Dolma amounting $300 thousand. Refer to “Note 5 – Long-Term Debt,” “Convertible Notes at Fair Value” section for further details.

BO2 Purchase Agreement

In July 2021, Fusemachines Nepal Private Limited entered into the BO2 Purchase Agreement with a related party, BO2, and Mr. Maskey. According to the terms of the BO2 Purchase Agreement, BO2 agreed to invest up to $964.2 thousand in Fusemachines Nepal Private Limited to support the development and growth of the business. In addition, the BO2 Purchase Agreement also included terms and conditions of regulating the management and operation of Fusemachines Nepal Private Limited, their relationship with each other, certain aspects of the business and affairs of, and their dealings with, Fusemachines Nepal Private Limited and BO2’s exit from Fusemachines Nepal Private Limited. The BO2 Agreement required Fusemachines Nepal Private Limited to pay BO2 a one-time arrangement fee of 1.5% exclusive of value added tax (“VAT”) of the BO2’s total investment, and an annual monitoring fee. Fusemachines Nepal Private Limited incurred an initial arrangement fee of $ 13.7 thousand which was recorded as a reduction to cumulative mandatorily redeemable common and preferred stock liability in the unaudited condensed consolidated interim balance sheet for the periods ended March 31, 2026, and audited consolidated balance sheet as of December 31, 2025. Additionally, Fusemachines Nepal Private Limited incurred Nil as an annual monitoring fee for the three months period ended March 31, 2026 and 2025.

January 2024 Related Party Pledge Agreement

In January 2024, Mr. Maskey entered into a pledge agreement (the “January 2024 Related Party Pledge Agreement”) with Consilium Extended Opportunities Fund, LP (“Consilium”). As per the terms of the January 2024 Related Party Pledge Agreement, Mr. Maskey agreed to assign a security interest to Consilium of 3,600,000 shares of common stock held by Mr. Maskey to fully secure the Company’s obligations under the January 2025 Convertible Notes (also see “Note 5 – Long-Term Debt “).

2025 Related Party Promissory Notes

During 2024, the Company entered into seven separate promissory notes with Sameer Maskey, the CEO of the Company for aggregate principal amount of $700.0 thousand (refer to “Note 5 – Long-Term Debt “). As of March 31, 2026, no balance is outstanding of the 2024 Related Party Promissory notes, as in connection with the consummation of the Business Combination on October 22, 2025, the Company settled the outstanding principal and accrued interest under the 2024 Related Party Promissory Notes in cash.

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

The proceeds were received in cash at closing and the issuance was recorded within stockholders’ equity as permanent equity (refer Note 17 Private Investment in Public Equity (“PIPE”) Financing).

Restricted stock units (RSU)

The Board of Directors has granted restricted stock units (“RSUs”) under the Company’s 2025 Plan. During January 2026, the Company granted 1,217,210 awards under the Plan, the impact of which has been reflected in the Company’s unaudited condensed consolidated interim financial statements for the period ended March 31, 2026.

Restricted stock units are measured at fair value on the grant date and have no purchase price for the recipient. These awards typically vest over periods ranging from one to four years, based on anniversaries of the grant date.

Out of the total units granted, 890,000 RSUs were granted to related parties, including key management personnel (“KMP”), members of the Board of Directors, and other executive employees. These RSUs vest over a period ranging from one to four years in accordance with the terms of the respective grant agreements.

The units to related parties have been accounted for in accordance with ASC 718 and disclosed as related party transactions pursuant to ASC 850.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 14. Reverse Capitalization

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

(c) The other related events that occurred in connection with the Closing are summarized below:

●	Upon the closing date, there is settlement of sponsor convertible note amounting to $ 3,978 thousand which was effected through a combination of $2,343 thousand in cash and balance through issuance of 408,639 common stock of Fusemachines Inc.
●	Public shareholders of CSLM received an aggregate of 901,955 shares of Fusemachines Inc. common stock.
●	All public rights were converted into 1,897,486 shares of Fusemachines Inc. common stock.
●	Issuance of 4,743,750 shares of Fusemachines Inc common stock upon conversion of non-redeemable CSLM Class A & Class B Ordinary Shares.
●	Fusemachines Inc. received funds from a convertible note with an affiliate of the Sponsor in the principal amount of $2,193 thousand. On the Closing Date, the note was converted into a share of Fusemachines Inc. common stock pursuant to the conversion terms of the convertible note agreement.
●	Approximately $11,005 thousand prepayment made by CSLM to the Meteora Parties pursuant to the Forward Purchase Agreement funded from the Trust Account.
●	Repayment of approximately $745 thousand (principal and accrued interest) on promissory notes issued to the Chief Executive Officer.
●	Each Convertible note of Legacy Fusemachines (including both related party and other convertible notes) outstanding immediately prior to the Closing was converted into shares of Legacy Fusemachines common stock of 8,048,770 shares in accordance with the applicable convertible note agreement and immediately thereafter exchanged into 5,296,271 shares of Fusemachines Inc. common stock in accordance with the Conversion Ratio specified in the Business Combination Agreement accordingly as a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.
●	Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further during the three months ended March 31, 2026 the Company made the cash payment of approximately $10 thousand. The remaining $88 thousand obligation is still outstanding and is reflected in accounts payable as of March 31, 2026 in unaudited condensed consolidated interim balance sheet. (refer Note 12 - Commitment and Contingencies).
●	Upon the conversion of the April 2024, June 2024 and September 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. The warrants issuable upon conversion of the April 2024, June 2024 and September 2024 Convertible Notes are classified as equity instruments.
●	The assumption of the public and private warrants, as described in Note 18 “Public and private warrants”.
●	The Company’s amended and restated certificate of incorporation and amended and restated bylaws were adopted.
●	The Company adopted 2025 the equity incentive plan.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Particulars	Shares
Partial conversion of the 3rd Amended and Restated Promissory Note into Fusemachines Pubco Common Stock on the closing date	408,639
CSLM Class A ordinary Shares not redeemed for cash and converted into Fusemachines Inc. common stock	901,955
Automatic exercise of the rights related to 18,975,000 units issued in CSLM’s Initial Public Offering	1,897,486
Shares issued in connection with the PIPE Financing	1,184,000
Conversion of non-redeemable CSLM Class A & Class B Ordinary Shares into Fusemachines Inc. common stock	4,743,749
Share issued to Consilium Frontier Equity Fund, LP	3,320,241
Total shares of Fusemachines Inc. common stock issued to CSLM security holders	12,456,070
Conversion of Legacy Fusemachines convertible notes (as adjusted by the exchange ratio)	1,976,050
Conversion of Legacy Fusemachines Convertible Preferred Stock into common stock in connection with the reverse recapitalization (as adjusted by the exchange ratio)	5,950,673
Shares issued to Legacy Fusemachines stockholders(as adjusted by the exchange ratio)	7,967,237
Total shares of Fusemachines Inc. common stock outstanding immediately after the merger	28,350,030

Below table presents the Fund flow reconciliation (in thousands):

Particulars	(Amount In Thousands)
Trust balance as of Closing date	11,118
Proceeds from CSLM loan	2,193
PIPE Proceeds	11,840
Transfer of cash & cash equivalent of CSLM	9
Total Available Cash (A)	25,160
CSLM transaction costs	(2,249)
Payment of Director & Officer insurance premium	(131)
Prepayment under Forward Purchase Agreement	(11,005)
Settlement of sponsor convertible note of CSLM	(2,343)
Total Payments as of the closing date (B)	(15,728)
Funds going to Fusemachines Inc. (classified under financing activities under Consolidated Statements of Cash Flows) (A+B)	9,432
Operating assets assumed	531
Operating liabilities assumed	(1,100)
Initial fair value of forward purchase derivative liability	(8,616)
Issuance of share subscription receivable	11,005
Initial fair value of equity classified warrant	(1,009)
Legacy Fusemachines transaction cost	(1,873)
Others	137
Net equity impact of reverse recapitalization	8,507

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 15. Forward Purchase Agreement

On July 31, 2025 , CSLM Acquisition Corp. (the “Counterparty”) prior to the closing of the Business Combination, and Fusemachines Inc. entered into an over the counter (OTC) equity prepaid forward confirmation(the “Forward Purchase Agreement” or “FPA”) with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Sellers”).

Upon the consummation of the Merger on October 22, 2025, the Sellers (Meteora) delivered a Pricing Date Notice (as defined in the Forward Purchase Agreement). Based on this notice, the applicable Prepayment Amount (as defined in the Forward Purchase Agreement) became determinable and was subsequently funded by the Counterparty from the Trust Account (as defined in the Forward Purchase Agreement) in accordance with the Forward Purchase Agreement

The Forward Purchase Agreement includes escrow arrangements pursuant to which the Prepayment Amount funded from the CSLM trust account is held in escrow for the benefit of the Meteora Parties until settlement or release in accordance with the terms of the Forward Purchase Agreement. The Company does not have unconditional access to the funds held in escrow, and such funds are not available to satisfy the claims of the Company’s creditors.

Accordingly, during the year ended December 31, 2025 the Company recorded the prepayment amount amounting $ 11,005 thousand as a contra-equity share subscription receivable, presented as a reduction of stockholders’ equity (APIC), as the escrowed funds represent conditional consideration receivable from shareholders that is subject to future settlement under the Forward Purchase Agreement.

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

The Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates. The Amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). The effect of amendment has been taken in change in fair value of forward purchase derivative liabilities (refer to Note 3- Fair value measurements).

As of March 31, 2026, the value of the Forward purchase derivative liability is $8,104 thousand disclosed as Current Liability in the unaudited condensed consolidated interim balance sheets. Further the derivative liability is measured at fair value on a recurring basis using Level 3 inputs, refer to Note 3 – Fair Value Measurements for further information on the valuation techniques and significant unobservable inputs used in determining the fair value of this instrument.

Further, the derivative liability has been classified as current as the Company does not have an unconditional right to defer settlement beyond twelve months. The Forward Purchase Agreement includes provisions for early termination upon sale of shares by the Sellers, which can result in cash settlement within the next twelve months, as well as periodic settlement features, thereby requiring current classification.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 16. Shortfall warrant

In connection with the execution of the Forward Purchase Agreement the Company agreed to issue “Shortfall Warrants” to the Sellers (Meteora) for shares not elected under the Forward Purchase Agreement, representing the difference between the maximum number of shares subject to the FPA and the number of shares ultimately elected by the Forward Counterparty.

The warrants grant the holders the right to purchase a fixed number of shares (2,108,070) at a fixed exercise price/termination price. The Shortfall Warrants are exercisable for shares of common stock and were issued concurrently with the consummation of the Business Combination on October 22, 2025 (the “Initial Exercise Date”) and are exercisable at any time from the Initial Exercise Date until 5:00 p.m. (New York City time) on October 22, 2028 (the “Termination Date”). No shortfall warrants have been exercised as at March 31, 2026.

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

Accordingly, in connection with the reverse recapitalization, the Company recognized the Shortfall Warrants at their initial fair value of $1,009 thousands, which is included within additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet as of December 31, 2025.

Based on this assessment, the Company concluded that the Shortfall Warrants meet all of the criteria for equity classification under ASC 815-40. Accordingly, the Shortfall Warrants are classified as equity and are not subject to subsequent remeasurement.

On February 3, 2026, the Company entered into an amendment to the Common Stock Purchase Warrant (the “Warrant Amendment”) originally issued on October 22, 2025 in connection with the Business Combination with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Holder”). Pursuant to the Warrant Amendment, the exercise price of the warrant was reduced from $12.00 to $10.00 per share of the Company’s Class A common stock, subject to customary adjustments as set forth in the warrant agreement. All other terms and conditions of the warrant, including the number of shares issuable upon exercise (2,108,070 shares), remain unchanged and continue in full force and effect. As a result of the reduction in exercise price, the Company recognized a deemed dividend equal to the incremental fair value of the Shortfall Warrants resulting from the Warrant Amendment, measured as of February 3, 2026. The deemed dividend amounting to $84.1 thousand has been recorded as a charge to accumulated deficit with a corresponding credit to additional paid-in capital and, while it does not affect net loss, is deducted from net income (loss) attributable to common stockholders for purposes of computing net loss per share.

Note 17. Private Investment in Public Equity (PIPE) Financing

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial

Note 18. Public and private warrants

As of March 31, 2026, there were 3,971,250 Private Warrants and 9,487,500 Public Warrants outstanding. There are no warrants exercised as at March 31, 2026.

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

Note 19. Subsequent Events

●	On April 10, 2026, the Company and the vendor under a Work Labor & Services agreement entered into a settlement agreement pursuant to which the Company agreed to pay a total of $32.9 thousand, including the $7.5 thousand previously paid in escrow account, in full and final settlement of all claims. The Company paid the agreed remaining amount to the vendor and subsequently on April 17, 2026, the vendor filed a Satisfaction of Judgment with the Kings County Clerk, confirming full satisfaction and extinguishment of the judgment. Accordingly, the Company has no remaining exposure related to this matter at the time of filing form 10-Q (Quarterly Report).

●	On April 17, 2026, Fusemachines Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal Investments”), an affiliate of Roth Capital Partners, LLC. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Roth Principal Investments up to $20,000,000 in aggregate gross proceeds of shares of Common Stock (par value $0.0001 per share) from time to time over a 36-month commitment period, at the Company’s sole discretion. The Company is currently evaluating the accounting and financial reporting implications of the Purchase Agreement, including its impact, if any, on the classification and measurement of the shares issuable thereunder.

●	The Company has evaluated subsequent events through the date of issuance of these unaudited condensed consolidated interim financial statements and determined that there have been no events that have occurred that would require adjustments to disclosures in the unaudited condensed consolidated interim financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition should be read together in conjunction with the unaudited condensed consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to the unaudited condensed consolidated interim financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Capitalized and defined terms used in this section shall have the meanings ascribed to them herein. Capitalized terms not defined in this section shall have the meanings ascribed to them elsewhere in this quarterly report.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this quarterly report on Form 10-Q.

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

Our clients have successfully utilized our AI solutions to solve critical business challenges such as improving sales forecasting accuracy and eliminating manual data entry errors. Our commitment to delivering measurable business value has enabled us to build enduring partnerships with these organizations, positioning Fusemachines as a trusted partner in their AI-driven transformation journeys.

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

We were originally incorporated under the name CSLM Acquisition Corp. (“CSLM”), as a Cayman Islands exempted Company, as a special purpose acquisition company (“SPAC”) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

In January 2024, the Company entered into an Agreement and Plan of Merger (as amended in August 2024 and February 2025, the “Business Combination Agreement”) with CSLM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CSLM (“Merger Sub”), and Fusemachines USA, Inc. (formerly Fusemachines Inc.) (“Legacy Fusemachines”). On October 22, 2025, the Company consummated the business combination whereby (a) CSLM merged with and into CSLM Holdings, Inc., a Delaware corporation and wholly owned subsidiary of CSLM at which time the separate existence of CSLM ceased and CSLM Holdings became the surviving corporation (“Pubco”) in accordance with the Delaware General Corporation Law (“DGCL”), the Cayman Islands Companies Act (As Revised) (the “Companies Act”), the Certificate of Merger, (the “Certificate of Merger”), and the amended and restated memorandum and articles of association of CSLM (the “Domestication”); (b) the merger (the “Merger”) of Merger Sub with and into Legacy Fusemachines, pursuant to which, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), the separate corporate existence of Merger Sub ceased and Legacy Fusemachines became the surviving corporation and a wholly-owned subsidiary of Pubco, pursuant to the terms of the Business Combination Agreement and in accordance with the laws of the State of Delaware, as more fully described elsewhere in the Proxy Statement/Prospectus; and (c) the other transactions contemplated by the Business Combination Agreement and documents related thereto (such transactions, together with the Domestication and the Merger, the “Business Combination”). In connection with the Business Combination, Pubco was renamed “Fusemachines Inc.” (the “Company”) and Fusemachines Inc. was renamed “Fusemachines USA, Inc.” (“Legacy Fusemachines”).

The common stock of the Company began trading on The Nasdaq Stock Market (Nasdaq Global Market) under the symbol “FUSE”, and the warrants trade under the symbol “FUSEW”, beginning on October 23, 2025.

Recent Developments

Restricted stock units (RSUs)

In January 2026, 1,217,210 awards had been granted as Restricted stock units under the 2025 Plan as of period ended March 31, 2026, whose impact has been considered on the Company’s unaudited condensed consolidated interim financial statements as of that date. Restricted stock units are valued on the date of grant and have no purchase price for the recipient. Restricted stock units typically vest over period ranging from one to four years corresponding to anniversaries of the grant date.

Forward Purchase Agreement

The Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates. The Amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). The effect of amendment has been taken in change in fair value of forward purchase derivative liabilities (refer to Note 3 - Fair value measurements of unaudited condensed consolidated interim financial statement).

Cashless Exercise of Stock Options

In February 2026, one of the Fusemachines employees exercised an aggregate of 1,715 options to purchase shares of Fusemachines common stock on a cashless basis via net share settlement resulting in the net share issuance of 974 shares of Fusemachines common stock. The transaction has been accounted under the guidance of ASC 718 - Stock Compensation. The cashless exercise mechanism does not change the substantive terms or fair-value-based measure of the awards and therefore does not constitute a modification under ASC 718 during the period ended March 31, 2026.

Shortfall Warrant

On February 3, 2026, the Company entered into an amendment to the Common Stock Purchase Warrant (the “Warrant Amendment”) originally issued on October 22, 2025 in connection with the Business Combination with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Holder”). Pursuant to the Warrant Amendment, the exercise price of the warrant was reduced from $12.00 to $10.00 per share of the Company’s Class A common stock, subject to customary adjustments as set forth in the warrant agreement. All other terms and conditions of the warrant, including the number of shares issuable upon exercise (2,108,070 shares), remain unchanged and continue in full force and effect. As a result of the reduction in exercise price, the Company recognized a deemed dividend equal to the incremental fair value of the Shortfall Warrants resulting from the Warrant Amendment, measured as of February 3, 2026. The deemed dividend amounting to $84.1 thousand has been recorded as a charge to accumulated deficit with a corresponding credit to additional paid-in capital and, while it does not affect net loss, is deducted from net income (loss) attributable to common stockholders for purposes of computing net loss per share.

Litigation

On April 10, 2026, the Company and a vendor under a Work Labor & Services agreement entered into a settlement agreement pursuant to which the Company agreed to pay a total of $32.9 thousand, including the $7.5 thousand previously paid in escrow account, in full and final settlement of all claims. The Company paid the agreed remaining amount to the vendor and subsequently on April 17, 2026, the vendor filed a Satisfaction of Judgment with the Kings County Clerk, confirming full satisfaction and extinguishment of the judgment. Accordingly, the Company has no remaining exposure related to this matter at the time of filing of form 10-Q (Quarterly Report).

Committed Equity Facility

On April 17, 2026, subsequent to the balance sheet date of March 31, 2026, Fusemachines Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal Investments”), an affiliate of Roth Capital Partners, LLC. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Roth Principal Investments up to $20,000,000 in aggregate gross proceeds of shares of common stock (par value $0.0001 per share) from time to time over a 36-month commitment period (the “Commitment Period”), at the Company’s sole discretion.

Settlement of a former service provider obligation

During the three months ended March 31, 2026, the Company reached a settlement agreement with a former service provider resolving an outstanding payable obligation. Under the terms of the settlement, the Company agreed to pay $320 thousand in full satisfaction of a vendor payable previously carried at $818 thousand, reflecting a negotiated reduction of the outstanding obligation. The Company recognized a gain on settlement of $498 thousand, presented within other income (expense), net in the consolidated statements of operations. The remaining settlement obligation of $320 thousand is included in current liabilities in the unaudited condensed consolidated interim balance sheet as of March 31, 2026.

Financial Performance

For the three months ended March 31, 2026, and March 31, 2025, we generated revenues of $1.88 million and $1.95 million and reported a net loss of $0.87 million and $0.25 million, respectively. Net cash used in operating activities was $2.22 million for the three months ended March 31, 2026, and $0.23 million for the three months ended March 31, 2025. As noted in our unaudited condensed consolidated interim financial statements, we had an accumulated deficit of $36.10 million as of March 31, 2026 and $35.15 million as of December 31, 2025.

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

● Adequate Capital Raise: As of March 31, 2026, we had limited financial resources However, on April 17, 2026, subsequent to the balance sheet date of March 31, 2026, Fusemachines Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal Investments”), an affiliate of Roth Capital Partners, LLC. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Roth Principal Investments up to $20,000,000 in aggregate gross proceeds of shares of common stock (par value $0.0001 per share) from time to time over a 36-month commitment period, at the Company’s sole discretion. Although we entered into the Purchase Agreement during 2026, we expect that additional capital will be required to fund operations, support product development, expand selling and marketing activities, and meet our working capital requirements.

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

● Finance costs: Historically, the Company issued certain convertible promissory notes to finance its operations, as further described in “Note 5 – Long-Term Debt” to the unaudited condensed consolidated interim financial statements. These instruments bore interest and were subject to automatic conversion. In connection with the consummation of the Business Combination during 2025, the outstanding principal and accrued interest under these convertible notes were converted into equity securities in accordance with their contractual terms. As a result, no convertible promissory notes remained outstanding as of March 31, 2026 other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting to $300 thousand. Following the conversion, the Company no longer incurs interest expense related to these instruments, which has reduced ongoing finance costs compared to prior periods.

Emerging Growth Company and Smaller Reporting Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a Company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. While the Company is considered to be an emerging growth company, the Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Results of Operations

The period-to-period comparisons of results of operations have been prepared using the historical periods included in our unaudited condensed consolidated interim financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included elsewhere in this quarterly report. We have derived this data from our unaudited condensed consolidated interim financial statements included elsewhere in this quarterly report.

Three months ended March 31, 2026, compared to Three Months Ended March 31, 2025

	Three months ended March 31,
(In thousands)	2026	2025	$ Variance	% Variance

Revenue	$1,879	$1,954	$(75)	(4)%
Cost of revenue (1)	(931)	(864)	(67)	8%
Gross profit	948	1,090	(142)	(13)%

Operating expenses:
Selling and marketing (1)	412	308	104	34%
General and administrative (1)	3,273	1,933	1,340	69%
Research and development (1)	298	165	133	81%
Total operating expenses	3,983	2,406	1,577	66%
Loss from operations	(3,035)	(1,316)	(1,719)	131%

Other (expense) income:
Interest expense	(54)	(66)	12	(18)%
Loss on extinguishment of convertible notes payable	-	(391)	391	(100)%
Gain on extinguishment of payable	498	-	498	100%
Gain on change in fair value of convertible notes, and warrant liability	60	1,516	(1,456)	(96)%
Gain on change in fair value of forward purchase derivative liability	1,588	-	1,588	100%
Other (expense) income	75	4	71	1,775%

Total other expense, net	2,167	1,063	1,104	104%
Loss before income taxes	(868)	(253)	(615)	243%
Provision for income tax	(4)	-	4	100%
Net loss	(872)	(253)	(619)	245%
Deemed dividend related to Shortfall Warrants modification	(84)	-	(84)	100%
Net loss attributable to common stakeholders (i)	(956)	(253)	(703)	278%

Weighted-average common shares outstanding - basic and diluted (ii)	28,938,764	7,270,965

Net loss per common share - basic and diluted (i)/(ii)	(0.03)	(0.03)	-	-

Comprehensive income (loss):
Net Loss	(872)	(253)	(619)	245%
Change in foreign currency translation adjustment	9	-	9	100%
Total comprehensive loss	(863)	(253)	$(610)	241%

(1) (a) Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2026	2025	$ Variance
General and administrative	$38	$38	$-
Cost of revenue	$5	$6	$(1)
Selling and marketing	$9	$9	$0
Research and development	$4	$12	$(8)
Total stock-based compensation expense	$56	$65	$(9)

(b) Includes restricted stock unit expense as follows:

	Three months ended March 31,
	2026	2025	$ Variance
General and administrative	$341	$-	$341
Cost of revenue	$3	$-	$3
Selling and marketing	$3	$-	$3
Research and development	$3	$-	$3
Total restricted stock unit expense	$350	$-	$350

For Revenue recognition policy refer note details under “Critical accounting policies and estimates” section.

We provide services to customers worldwide, with the majority of revenues being derived from contracts with customers located within the United States. The table below presents the breakdown of our revenues, based on the customer’s location (in thousands).

	Three months ended March 31,
	2026	2025
Customer locations
United States	$1,824	$1,881
Rest of the world	$55	$73
Total revenue	$1,879	$1,954

The table below presents the breakdown of our revenues, based on the type of services (in thousands).

	Three months ended March 31,
	2026	2025
Service type
AI Solutions (Product and Services) *	$1,872	$1,954
AI Education Services	$7	-
Total revenue	$1,879	$1,954

*AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Revenue for the three months ended March 31, 2026, reduced to $1.88 million as compared to $1.95 million for the three months ended March 31, 2025, primarily due to lower revenue from AI Solutions (Products and Services). Overall revenue decreased by $0.07 million during the period.

Cost of revenue – Cost of revenue primarily consists of consulting and payroll expenses that are assigned to building AI solutions. Cost of revenue increased by $0.07 million, to $0.93 million for the three months ended March 31, 2026, compared to $0.86 million for the three months ended March 31, 2025. The increase was primarily driven by annual salary increments.

Gross profit – Gross profit is calculated as revenue less total cost of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix changes among our service agreements, and product mix changes between established services and new services.

Gross profit decreased by $0.14 million to $0.95 million for the three months ended March 31, 2026, compared to $1.09 million for the three months ended March 31, 2025, as a result of lower sales and higher cost of revenue.

Selling and marketing expenses – Selling and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, travel and accommodation expenses, as well as advertising and consulting costs related to such activities.

Selling and marketing expenses increased by $0.10 million, from $0.31 million for the three months ended March 31, 2025, to $0.41 million for the three months ended March 31, 2026. The increase was primarily attributable to higher consulting fees.

General and administrative expenses – General and administrative expenses consist of expenses associated with general and administrative functions of the business such as the costs of salaries, IT infrastructure, bad debt, travel, legal and accounting services, insurance, rent, software and tools, meals, other professional services activities, and certain non-income taxes.

General and administrative expenses increased by $1.34 million, from $1.93 million for the three months ended March 31, 2025, to $3.27 million for the three months ended March 31, 2026. The increase was primarily driven by a rise in stock-based compensation expense of $0.35 million attributable to the issuance of restricted stock units (“RSUs”) during the current period, which did not exist in the prior year quarter. Further, the Professional services costs increased by $0.37 million, driven by an increment in audit and consulting fees.

Payroll expenses increased by $0.32 million, reflecting an increase in the G&A headcount, salary increases and insurance costs.

Research and development expenses – Research and development expenses include costs associated with software product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance.

Research and development expenses for the three months ended March 31, 2026, increased by $0.13 million to $0.30 million as compared to $0.17 million for the three months ended March 31, 2025. The increase was primarily due to increase in payroll expenses.

Interest expense – Interest expense represents interest payable on our borrowings, as well as debt financing and equity issuance costs that are amortized to interest expense.

Interest expense decreased by $0.02 million to $0.05 million for the three months ended March 31, 2026, from $0.07 million for the three months ended March 31, 2025. The decrease was primarily due to a lower outstanding balance of promissory notes, as pursuant of the consummation of the Business Combination on October 22, 2025, substantially all Fusemachines convertible notes that were issued and outstanding immediately prior to the Closing were converted into shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements. As a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of March 31, 2026 other than related party note payable related to Dolma amounting to $300 thousand.

Loss on extinguishment of debt – Loss on extinguishment of debt for the three month ended March 31, 2026 was Nil, as compared to $0.39 million for the three months ended March 31, 2025, represents $0.1 million related to April 2024 Convertible Note, $0.1 million related to June 2024 Convertible Note and $0.2 million related to September 2024 Convertible Notes. Loss on extinguishment of debt are related to modification of the aforementioned loans on account of change in conversion price from $4.94 to $3.15 was accounted for under the substantial premium model in accordance with ASC 470, Debt where the excess above the fair value of these notes was recorded as loss on extinguishment of debt.

Gain on extinguishment of payable - During the three months ended March 31, 2026, the Company recognized a gain on extinguishment of payable of $0.50 million, with no corresponding amount recorded in the three months ended March 31, 2025. The gain arose in connection with the Settlement Agreement and General Release (the “Settlement Agreement”) entered into effective March 13, 2026.

The difference between the carrying value of the original obligation recorded on the Company’s books and the agreed settlement amount was recognized as a gain on extinguishment of payable in the current quarter in accordance with applicable accounting guidance.

Gain/(Loss) on change in fair value – Gain/(Loss) on change in Fair value represents the changes in fair value related to our convertible notes, warrant liability and forward purchase derivative liability.

Gain on change in fair value for the three months ended March 31, 2026 was 1.65 million as compared to $1.52 million for the three months ended March 31, 2025. Out of the aforementioned gain for the three months ended March 31, 2026, gain of $1.59 million related to fair value of forward purchase derivative liability and remaining gain in fair value of $0.06 million related to common stock warrant liability. This gain in fair value of common stock warrant liability was primarily driven by changes in key valuation inputs, including the Company’s relatively low share price of $0.95, elevated equity volatility of 62.0%, and the remaining contractual term of approximately 7.41 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement. In addition, gain of approximately $1.59 million in the fair value of forward purchase derivative liability is driven by changes in key valuation inputs, including the Company’s relatively Volume weighted average price (VWAP) of $1.31, elevated equity volatility of 62.5%, and the remaining contractual term of approximately 2.56 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement. Further impacted by adjustments for counterparty credit risk of 6.6%.

In connection with the consummation of the Business Combination on October 22, 2025, substantially all outstanding convertible notes were either converted into equity or repaid during the year ended December 31, 2025. Accordingly, no fair value changes were recognized during the three months ended March 31, 2026.

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

For the quarter ended March 31, 2025, Gain in fair value of $1.52 million which primarily represents related to change in fair value of convertible notes. We qualified for and elected to account for the convertible notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. As a result, the convertible notes were recorded at fair value upon issuance and recorded as gain and loss on change in fair value in the unaudited condensed consolidated interim statements of operations and comprehensive loss, for the three months ended March 31, 2025.

Other (expense) income – Other (expense) income consists of our proportional share of earnings and losses related to foreign exchange, and other miscellaneous expenses and income.

Other income for the three months ended March 31, 2026, was $75 thousand, compared to other income of $4 thousand for the three months ended March 31, 2025, representing other income primarily related to foreign exchange.

Provision for income tax – Provision for income tax is accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our unaudited condensed consolidated interim financial statements or tax returns. In addition, deferred tax assets are recorded for all future benefits including, but not limited to, net operating losses, research and development credit carryforwards, and basis differences with certain assets and liabilities.

Provision for income tax is $4 thousand for the three months ended March 31, 2026 and Nil for the three months ended March 31, 2025.

Net loss – Net loss for the three months ended March 31, 2026 was $0.87 million, compared to a net loss of $0.25 million for three months ended March 31, 2025. The change was the result of increase in selling and marketing expenses, general and administrative, research and development in the current period. These unfavorable items were partially offset by a gain on extinguishment of payable, lower interest expense, combined with a gain on the change in fair value of the forward purchase derivative liability and the absence of a loss on extinguishment of convertible notes payable that was recorded in the prior year period.

Non-GAAP Financial Measures

Our unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We report certain key financial measures that are not required by, or presented in accordance with GAAP, and these non-GAAP financial measures should not be considered as an alternative to the information prepared in accordance with GAAP. In addition, the Company’s management reviews performance by focusing on several key performance indicators not prepared in conformity with GAAP. We believe these non-GAAP financial measures provide a useful measure of our operating results, a meaningful comparison with historical results and with the results of other companies, and insight into our ongoing operating performance. Further, we utilize these measures, in addition to GAAP measures, when evaluating and comparing our operating performance against internal financial forecasts and budgets.

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

The Company defines adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) as net loss before interest expense, income tax expense (benefit), depreciation and amortization, as adjusted to exclude stock-based compensation, fair value changes and loss on extinguishment of debt and payable.

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

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations, as they do not include the impact of certain expenses that are reflected in our unaudited condensed consolidated interim statements of operations and comprehensive loss. Thus, our non-GAAP EBITDA and adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026, and March 31, 2025, is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(872)	$(253)
Interest expense	54	66
Provision for tax	4	-
Depreciation and amortization	56	45
EBITDA	$(758)	$(142)
Stock-based compensation	55	65
Restricted stock unit expense	350	-
Fair value adjustments (1)	(1,648)	(1,516)
Extinguishment of payable	(498)	-
Extinguishment of debt	-	391
Adjusted EBITDA	$(2,499)	$(1,202)

(1) Represents change in fair value of convertible notes, warrant liability and forward purchase derivative liability.

Liquidity and Capital Resources as of March 31, 2026

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

We formally evaluated our liquidity and cash position most recently in 2026 when preparing our 2026 unaudited condensed consolidated interim financial statements. As of March 31, 2026, we had cash of approximately $1.77 million and a net working capital deficit of approximately $14.39 million. As of that date, we also had an accumulated deficit of approximately $36.10 million and a net loss of $0.87 million for the three months ended March 31, 2026.

As of December 31, 2025, we had cash of approximately $4.22 million and a net working capital deficit of approximately $13.80 million. As of December 31, 2025, we had an accumulated deficit of $35.15 million and a net loss of $0.93 million for the year ended December 31, 2025.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on the Company’s ability to obtain necessary equity to continue operations, and ultimately the Company’s ability to generate profit from sales and positive operating cash flows, which is not assured.

Subsequent to March 31, 2026, on April 17, 2026, the Company entered into a Common Stock Purchase Agreement with Roth Principal Investments, LLC providing for up to $20,000,000 in additional equity financing (the Committed Equity Facility (CEF)). While the CEF improves the Company’s access to capital, no proceeds have been received as of the date of issuance and draws remain at the Company’s sole discretion. As of the date these unaudited condensed consolidated interim financial statements were available to be issued, the S-1 has not yet been declared effective, and there can be no assurance as to the timing or ultimate effectiveness thereof.

As of the date on which these unaudited condensed consolidated interim financial statements were available to be issued, we believe that our existing cash on hand, together with the potential availability of additional capital under the Purchase Agreement and other potential equity or debt financing arrangements, may not, on their own, be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. Management currently expects that the Company will be able to access additional sources of capital, including through issuances of equity securities (such as under the Purchase Agreement) and/or additional borrowings, as and when required to fund the Company’s operating and investing activities over the next year; however, there can be no assurance that such financing will be available on acceptable terms or at all. Accordingly, the Company’s ability to continue as a going concern remains dependent on the successful execution of these financing plans. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows

Quarterly Cash Flows

The following table summarizes our cash flows for the periods presented

	Three Months Ended March 31,
(In thousands)	2026	2025	Variance
Net cash provided by (used in):
Operating activities	$(2,224)	$(229)	$(1,995)
Investing activities	$(56)	$(24)	$(32)
Financing activities	$(174)	$180	$(354)
Effect of exchange rate changes on cash	$7	$2	$5
Net increase (decrease) in cash	$(2,447)	$(71)	$(2,376)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 increased by $2.00 million to $2.22 million, compared to $0.23 million in the same period in 2025. This increase was primarily driven by an increase in Selling and marketing expenses, General and administrative, Research and development, Gain on extinguishment of payable and decrease in Interest expense, Gain/loss on change in fair value. Further, changes in working capital decreased to $0.32 million from $0.92 million in the prior year. The $2.22 million net cash used in operating activities in 2026 was primarily related to (i) a net loss of $0.87 million, offset by; (ii) depreciation and amortization of $0.05 million; (iii) provision for credit losses of ($0.04) million; (iv) stock-based compensation and restricted stock unit compensation of $0.41 million; (v) amortization of right-of-use assets of $0.02 million; (vi) Changes in fair value of common stock warrant liability and forward purchase derivative liability at fair value of ($1.65) million (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.03 million; (viii) Gain on extinguishment of payable of ($0.50) million (ix) Working capital changes of $0.32 million.

Net cash used in operating activities during the three months ended March 31, 2025 was $0.23 million. The $0.23 million net cash used in operating activities in 2025 was primarily related to (i) a net loss of $0.25 million, offset by; (ii) depreciation and amortization of $0.06 million; (iii) provision for credit losses of $0.08 million; (iv) stock-based compensation of $0.07 million; (v) amortization of right-of-use assets of $0.02 million; (vi) changes in fair value of convertible notes and common stock warrant liability ($1.52) million; (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.02 million; (viii) Loss on extinguishment of convertible note payable of $0.39 million and (ix) Working capital changes of $0.92 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, was $(0.06) million compared to ($0.02) million during the three months ended March 31, 2025. The $0.06 million net cash used in investing activities in 2026 consisted of $0.04 million in costs capitalized for internally developed software and $0.02 million in purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2025 was $(0.02) million and consisted of purchases of property and equipment of $0.001 million, costs capitalized for internally developed software of $0.02 million.

Financing Activities

Net cash used in financing activities was $(0.17) million in the three months ended March 31, 2026, compared to $0.18 million in March 2025, representing decrease of $0.35 million over the respective periods. The decrease in cash flow from financing activities was primarily due to payments of director and officer insurance liability of $0.20 million.

Net cash provided by financing activities was $0.18 million in the three months ended March 31, 2025. The $0.18 million net cash provided by financing activities in 2025 consisted of Proceeds from convertible notes payable of $0.18 million.

Contractual Obligations and Commitments

Our contractual cash obligations as of March 31, 2026, are summarized in the table below:

(in thousands)	2026	2027	2028	2029	Thereafter	Total
Debt (1)	300	-	-	-	-	300
Interest	63	5	-	-	-	68
Mandatorily redeemable preferred and ordinary stock	-	1,433	-	-	-	1,433
Operating lease	114	158	166	175	407	1,020
Legal counsel fee arrangement	575	-	-	-	-	575
Professional service arrangement	238	159	-	-	-	397
Settlement of a former service provider obligation	280	40	-	-	-	320
Total	1,570	1,795	166	175	407	4,113

(1) As discussed in Note 5, Long-Term Debt, pursuant to business combination substantially all convertible debt and related party debt has been settled either in cash or equity as per the terms of respective debt agreements. Accordingly, no convertible notes or related party notes payable remained outstanding as of March 31, 2026, other than related party note payable related to Dolma amounting to $300 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

Refer to Note 13, “Related Parties” of the unaudited condensed consolidated interim financial statements contained elsewhere in this quarterly report, for disclosure of our related party transactions.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment. To the extent that there are material differences between these estimates and our actual results, our future consolidated financial statements will be affected.

The critical accounting estimates, assumptions, and judgments that have the most significant impact on our unaudited condensed consolidated interim financial statements are described below. For further information on significant accounting policies, see “Note 2, Summary of Significant Accounting Policies” of our unaudited condensed consolidated interim financial statements included herein.

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

Company’s AI Solutions includes product revenues primarily comprising software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the three months ended March 31, 2026, and March 31, 2025, the product revenues were insignificant.

For most contracts, the Company uses a Master Services Agreements (“MSA”) to govern the overall relevant terms and conditions of the business agreement, and a Statement of Work (“SOW”) to specify the services delivered and the associated prices. Performance obligations specific to each individual contract are defined within the terms of each SOW. Each performance obligation is identified based on the services that will be transferred to our customers that are both capable of being distinct and are distinct within the context of the contract. The transaction price is determined based on the consideration to which the Company will be entitled and expect to receive in exchange for transferring services to the customer.

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

The United States subjects’ corporations to taxes on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company elected to provide for the tax expense related to GILTI in the year the tax is incurred.

Stock-Based Compensation

Stock-based compensation expense attributable to equity awards granted to employees and non-employees is measured at the grant date based on the fair value of the award. For employee awards, the expense is recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period. For non-employee awards, the expense for awards that vest is recognized based on when the goods or services are provided.

The Company records stock-based compensation including the restricted stock units, in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). This standard requires all equity-based payments to employees and non-employees, including grants of employee stock options and restricted stock units, to be recognized in the unaudited condensed consolidated interim statements of operations and comprehensive loss based on the grant date fair value of the award. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the period from the accounting grant date to the end of the vesting period. The Company elected to account for forfeitures of awards as they occur.

Since the adoption of ASU 2018-07, Improvements to Nonemployee Stock-Based Payment Accounting, the measurement date for non-employee awards is the date of grant, and stock-based compensation costs are recognized in the same period and in the same manner as if the entity had paid cash for the goods or services. Stock-based compensation expense is classified as general and administrative, cost of revenue, selling and marketing and research and development expenses in the unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, see “Note 2, Summary of Significant Accounting Policies” of our unaudited condensed consolidated interim financial statements included herein

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures although partially mitigated were not yet tested and therefore not yet effective as of the end of the period covered by this Quarterly Report.

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

Our Chief Executive Officer and Chief Financial Officer, understand the need to conduct an updated evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on a prior evaluation under these criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2025. Some remediation efforts were completed as of March 31, 2026.

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

Management has initiated or is in the process of implementing the following remediation measures to address the identified material weaknesses, all of which remain subject to testing for operating effectiveness: -

●	the reconciliation processes including balance sheet account reconciliations, and a review of chart of accounts and mapping of expense accounts as of December 31, 2025;
●	establishing a central repository of signed contracts with periodic management review for completeness and assessment of accounting implications;
●	establishing a quarterly management oversight and review mechanism for identifying significant unusual/non-recurring transactions, critical accounting and complex financial instruments and evaluating related accounting implications;
●	Maintaining a vendor master list and strengthening documentation, with proper segregation by vendor type to ensure accurate classification of expenses (Cost of Services, G&A, R&D, Sales & Marketing) including software, hardware, and IT consultants;
●	Strengthen its monthly payroll reconciliation process to ensure accuracy with the general ledger and trial balance, especially for North American entities;
●	Strengthen the monthly accrual process for services received by maintaining a schedule of accrued expenses to ensure proper expense cut-off and accurate financial statement presentation;
●	Perform monthly reconciliations and adjustments for loan balances, fixed assets, accounts payable, and related party transactions to ensure accurate financial statements for management decisions, tax planning, and statutory compliance;
●	Strengthen fixed asset tagging and serial numbering to maintain an accurate fixed asset schedule and enable timely reconciliation with the trial balance;
●	Strengthen documentation of inter-company transactions and perform transfer pricing studies for Nepal and Canadian subsidiaries; and
●	Adopt and implement the COSO 13 Framework (or equivalent) to establish an effective control environment, perform risk assessments, implement controls, and monitor internal control over financial reporting.

The material weaknesses will not be considered remediated until the applicable controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026, which we strongly encourage you to review (the “2025 Annual Report”). Other than as set forth below, there have been no material changes from the risk factors described in our 2025 Annual Report.

Risks Related to the Offering with Roth Principal Investments

The issuance and sale of our Common Stock to Roth Principal Investments may cause dilution to our other stockholders and the sale of the shares of Common Stock acquired by Roth Principal Investments, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

On April 17, 2026, we entered into the Purchase Agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $20.0 million of shares of Common Stock (“Purchase Shares”), upon the terms and subject to the conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to Roth Principal Investments at our discretion from time to time over a 36-month period following the effective date of the registration statement of which this prospectus forms a part, subject to certain conditions. The purchase price for the shares that we may sell to Roth Principal Investments under the Purchase Agreement will fluctuate based on the market price of our Common Stock. Depending on demand and market liquidity at the time, sales of such shares by Roth Principal Investments may cause the trading price of our Common Stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Roth Principal Investments. Any sales of our Common Stock to Roth Principal Investments will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Roth Principal Investments all, some or none of the shares of our Common Stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we sell shares to Roth Principal Investments, Roth Principal Investments may then resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, our sales to Roth Principal Investments could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to Roth Principal Investments, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to Roth Principal Investments, or the actual gross proceeds resulting from those sales.

On April 17, 2026, we entered into the Purchase Agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $20,000,000 of shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to Roth Principal Investments at our discretion from time to time during the Commitment Period.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to Roth Principal Investments under the Purchase Agreement. Sales of our Common Stock, if any, to Roth Principal Investments under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Roth Principal Investments all, some or none of the shares of our Common Stock that may be available for us to sell to Roth Principal Investments pursuant to the Purchase Agreement.

Because the per share purchase price that Roth Principal Investments will pay for Purchase Shares in any market open purchase (“Market Open Purchase”) or intraday purchase (“Intraday Purchase”) that we may elect to effect pursuant to the Purchase Agreement will be determined by reference to the VWAP during the applicable market open purchase valuation period or intraday purchase valuation period, respectively, on the applicable purchase date (“Purchase Date”) for such Market Open Purchase or Intraday Purchase (as the case may be), as of the date of this prospectus, it is not possible for us to predict the number of shares of Common Stock that we will sell to Roth Principal Investments as Purchase Shares under the Purchase Agreement, the purchase price per share that Roth Principal Investments will pay for Purchase Shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Roth Principal Investments under the Purchase Agreement.

Although the Purchase Agreement provides that we may sell up to $20,000,000 of our Common Stock to Roth Principal Investments, only 11,363,636 Purchase Shares are being registered under the Securities Act for resale by Roth Principal Investments. At an assumed purchase price per share of $1.76, representing the closing sale price of our Common Stock on Nasdaq immediately prior to the execution of the Purchase Agreement, the number of Purchase Shares that are being registered under the registration statement that includes this prospectus would be sufficient to enable us to receive the full $20,000,000 in aggregate gross proceeds from the sale of such Purchase Shares to Roth Principal Investments under the Purchase Agreement. However, depending on the market prices of our Common Stock on the Purchase Dates on which we elect to sell such Purchase Shares to Roth Principal Investments under the Purchase Agreement, we may need to register under the Securities Act additional shares of our Common Stock for resale by Roth Principal Investments in order for us to receive aggregate proceeds equal to Roth Principal Investments’ $20,000,000 maximum aggregate purchase commitment available to us under the Purchase Agreement.

Moreover, to the extent that the Exchange Cap remains applicable to issuances and sales of our common stock under the Purchase Agreement, if we elect to issue and sell to Roth Principal Investments more shares of Common Stock than the exchange cap (or 5,750,000 shares of Common Stock) (the “Exchange Cap”) under the Purchase Agreement, which we have the right, but not the obligation, to do, we must first obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules. Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of Common Stock being registered for resale by Roth Principal Investments under the registration statement that includes this prospectus could cause additional substantial dilution to our stockholders. The number of shares of Common Stock ultimately offered for resale by Roth Principal Investments through this prospectus is dependent upon the number of shares of Common Stock, if any, we elect to sell to Roth Principal Investments under the Purchase Agreement from and after the commencement date.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Roth Principal Investments. If and when we do elect to sell shares of our Common Stock to Roth Principal Investments pursuant to the Purchase Agreement, after Roth Principal Investments has acquired such shares, Roth Principal Investments may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Roth Principal Investments in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution, and in some cases substantial dilution, and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Roth Principal Investments in this offering as a result of future sales made by us to Roth Principal Investments at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of shares to Roth Principal Investments under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Roth Principal Investments may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Our management team will have broad discretion over the use of the net proceeds from our sale of shares of Common Stock to Roth Principal Investments, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of shares of Common Stock to Roth Principal Investments, if any, and we could use such proceeds for purposes other than those contemplated at the time of commencement of this offering. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Roth Principal Investments will pay less than the then-prevailing market price for our shares of Common Stock, which could cause the price of our Common Stock to decline.

The purchase price of our Common Stock to be sold to Roth Principal Investments under the Purchase Agreement is derived from the market price of our Common Stock on Nasdaq. Common stock to be sold to Roth Principal Investments pursuant to the Purchase Agreement will be purchased at a discounted price. The actual amount of proceeds we receive pursuant to each purchase notice (each, the “Purchase Amount”) is determined by multiplying the Purchase Amount requested by the applicable purchase price.

Roth Principal Investments may sell the shares it receives immediately after receipt of such shares, and/or may sell such shares short prior to the purchase of such shares, which may be prior to final determination of the purchase price for such shares and could cause the price of our Common Stock to decrease. If the price of our Common Stock declines, then Roth Principal Investments may pay a lower purchase price for such shares.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

The extent we rely on Roth Principal Investments as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock and the extent to which we are able to secure working and other capital from other sources. If obtaining sufficient funding from Roth Principal Investments were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working and other capital needs. Even if we were to sell to Roth Principal Investments all of the shares of Common Stock available for sale to Roth Principal Investments under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences may be a material adverse effect on our business, operating results, financial condition and prospects. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Common Stock could be reduced. A financing could involve one or more types of securities including Common Stock, convertible debt or warrants to acquire Common Stock. These securities could be issued at or below the then prevailing market price for our Common Stock. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are listed on the Nasdaq Global Market under the symbols “FUSE” and “FUSEW.” In order to continue the list of these securities on the Nasdaq Global Market, we are required to maintain certain financial, distribution and stock price levels. On January 15, 2026, we received a notification letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq Staff”) indicating that we are not in compliance with the continued listing requirement to maintain a minimum Market Value of Publicly Held Shares of $15,000,000 for the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until July 14, 2026, to regain compliance with the MVPHS requirement. If at any time before July 14, 2026, our MVPHS closes at or above $15,000,000 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. Further, on March 27, 2026, we received a deficiency notice from the Nasdaq Staff notifying us that for the last 30 consecutive business days our securities had not maintained the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required by the continued listing requirements of Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until September 23, 2026, to regain compliance with the MVLS requirement. If at any time before September 23, 2026, our MVLS closes at or above $50,000,000 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
4.1	Amendment No. 1 to Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2026, File no. 001-42909).
10.1	Amendment No. 1 to Forward Purchase Agreement dated February 3, 2026 between Fusemachines Inc. and Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 4, 2026, File no. 001-42909).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSEMACHINES INC.

Date: May 15, 2026	By:	/s/ Christine Chambers
Christine Chambers
Chief Financial Officer
(Principal Financial and Accounting Officer)

