Form 10-Q
period 2026-06-30
Fusemachines Inc.
filed 2026-08-07
CIK 2033383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001-42909

FUSEMACHINES INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1602789
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 West 41st Street, 21st Floor

New York, New York 10036

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

As of August 6, 2026, the registrant had 28,985,302 shares of voting common stock outstanding.

Fusemachines Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Balance Sheets

(all amounts in USD, in thousands, except number of shares and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	368	4,221
Accounts receivable, net	1,134	1,264
Unbilled revenue	16	16
Prepaid expenses and other current assets	469	753
Total current assets	1,987	6,254
Property and equipment, net	270	305
Intangible assets, net	226	206
Deferred tax assets	11	11
Operating lease right-of-use assets	664	744
Other assets	14	16
Total assets	3,172	7,536
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	5,173	5,012
Accrued expenses and other current liabilities	4,972	4,618
Related party loan payable	300	300
Operating lease liability, current	89	85
Forward purchase derivative liability	8,084	9,692
Short term debt	119	342
Total current liabilities	18,737	20,049
Accounts payable non-current	-	143
Warrant liability	72	121
Cumulative mandatorily redeemable common and preferred stock liability	1,050	1,048
Operating lease liability	667	751
Total liabilities	20,526	22,112
Commitments and Contingencies
Stockholder’s deficit:
Convertible preferred stock ($0.0001 par value, 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; Nil shares issued as of June 30, 2026 and December 31, 2025, respectively ; Nil shares outstanding as of June 30, 2026 and December 31, 2025)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized as of June 30,2026 and December 31, 2025; 28,985,302 shares and 28,938,266 shares issued and outstanding as of June 30,2026 and December 31, 2025 respectively)	3	3
Additional paid in capital	32,329	31,311
Share subscription receivable	(11,005)	(11,005)
Accumulated deficit	(38,950)	(35,145)
Accumulated other comprehensive income	269	260
Total stockholders’ deficit	(17,354)	(14,576)
Total liabilities and stockholders’ deficit	3,172	7,536

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Unaudited Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(all amounts in USD, in thousands, except number of shares and per share data)

	Three Month ended, June 30		Six Month ended, June 30
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue	1,794	2,034	3,673	3,987
Cost of revenue	(831)	(828)	(1,762)	(1,692)
Gross Profit	963	1,206	1,911	2,295
Operating expenses:
Selling and marketing	383	333	795	641
General and administrative	2,978	1,566	6,251	3,499
Research and development	292	159	590	324
Total operating expenses	3,653	2,058	7,636	4,464
Loss from operations	(2,690)	(852)	(5,725)	(2,169)
Other (expense) income:
Interest expense	(52)	(73)	(106)	(139)
Loss on extinguishment of convertible notes payable	-	-	-	(391)
Gain on extinguishment of payable	8	-	507	-
Gain/(loss) on change in fair value of convertible notes and warrant liability	(10)	(2,860)	49	(1,344)
Gain/(loss) on change in fair value of forward purchase derivative liability	20	-	1,608	-
Other (expense) income	(125)	(1)	(50)	4
Total other (expense)/income, net	(159)	(2,934)	2,008	(1,870)
Loss before income taxes	(2,849)	(3,786)	(3,717)	(4,039)
Provision for income tax	-	-	(4)	-
Net loss	(2,849)	(3,786)	(3,721)	(4,039)
Deemed dividend related to Shortfall Warrants modification	-	-	(84)	-
Net loss attributable to common stockholders (i)	(2,849)	(3,786)	(3,805)	(4,039)

Weighted-average common shares outstanding - basic and diluted (ii)	28,965,344	7,270,964	28,952,133	7,270,964
Net loss per common share - basic and diluted (i/ii)	(0.10)	(0.52)	(0.13)	(0.56)

Comprehensive income (loss)
Net loss	(2,849)	(3,786)	(3,721)	(4,039)
Change in foreign currency translation adjustment	-		9	-
Total comprehensive loss	(2,849)	(3,786)	(3,712)	(4,039)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Unaudited Condensed Consolidated Interim Statements of Stockholder’ Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Three months ended June 30, 2026	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at March 31, 2026	-	-	28,939,240	$3	31,801	-	$-	$(11,005)	$(36,101)	269	(15,033)
Stock-based compensation	-	-	-	-	472	-	-	-	-	-	472
Net loss	-	-	-	-	-	-	-	-	(2,849)	-	(2,849)
Issuance of common stock upon exercise of stock option	-	-	26,321	-	18	-	-	-	-	-	18
Issuance of common stock upon cashless exercise of stock option	-	-	19,741	-	38	-	-	-	-	-	38
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-
Balance at June 30, 2026 (unaudited)	-	-	28,985,302	3	32,329	-	-	(11,005)	(38,950)	269	(17,354)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Three months ended June 30, 2025	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at March 31, 2025	5,950,673	7,865	7,270,964	1	5,158	438,903	(2,903)	-	(34,470)	250	(24,099)
Stock-based compensation	-	-	-	-	53	-	-	-	-	-	53
Net loss	-	-	-	-		-	-	-	(3,786)		(3,786)
Balance at June 30, 2025 (unaudited)	5,950,673	7,865	7,270,964	1	5,211	438,903	(2,903)	-	(38,256)	250	(27,832)

Fusemachines Inc. and Subsidiaries

Unaudited Condensed Consolidated Interim Statements of Stockholder’ Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Six months ended June 30, 2026	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at December 31, 2025	-	-	28,938,266	3	31,311	-	-	(11,005)	(35,145)	260	(14,576)
Stock-based compensation	-	-	-	-	878	-	-	-	-	-	878
Net loss	-	-	-	-	-	-	-	-	(3,721)	-	(3,721)
Issuance of common stock upon cashless exercise of stock option	-	-	21,456	-	39	-	-	-	-	-	39
Shares withheld related to cashless exercise	-	-	(741)	-	(1)	-	-	-	-	-	(1)
Deemed dividend related to Shortfall Warrants modification ( refer note 15 )	-	-	-	-	84	-	-	-	(84)	-	-
Issuance of common stock upon exercise of stock option	-	-	26,321	-	18	-	-	-	-	-	18
Foreign currency translation	-	-	-	-	-	-	-	-	-	9	9
Balance at June 30, 2026 (unaudited)	-	-	28,985,302	3	32,329	-	-	(11,005)	(38,950)	269	(17,354)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Six months ended June 30, 2025	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at December 31, 2024	9,043,234	7,865	11,039,388	2	4,698	667,000	(2,903)	-	(34,217)	250	(24,305)
Retroactive application of recapitalization	(3,092,561)	-	(3,775,196)	(1)	1	(228,097)	-	-	-	-	-
Balance at December 31, 2024	5,950,673	7,865	7,264,192	1	4,699	438,903	(2,903)	-	(34,217)	250	(24,305)
Stock-based compensation	-	-	-	-	118	-	-	-	-	-	118
Net loss	-	-	-	-	-	-	-	-	(4,039)	-	(4,039)
Loss for extinguishment of convertible notes payable	-	-	-	-	391	-	-	-	-	-	391
Issuance of shares upon repayment of 2023 Promissory Notes	-	-	6,772	-	3	-	-	-	-	-	3
Balance at June 30, 2025 (unaudited)	5,950,673	7,865	7,270,964	1	5,211	438,903	(2,903)	-	(38,256)	250	(27,832)

*	The number of shares of convertible preferred stock, common stock and treasury stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger.

*	In connection with the consummation of the business combination, the Company adopted a new capital structure and amended the par value of its common stock from $0.00001 per share to $0.0001 per share. Accordingly, the historical equity presentation has been adjusted to reflect the revised par value of the Company’s common stock. The change resulted in a reclassification of amounts within stockholders’ deficit from additional paid-in capital to common stock to reflect the increased par value per share. This reclassification had no impact on total stockholders’ deficit.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Unaudited Condensed Consolidated Interim Statements of Cash Flows

(all amounts in USD, in thousands)

	Six months ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities
Net Loss	(3,721)	(4,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	50	50
Amortization of intangible assets	67	42
Provision for credit losses	(44)	61
Stock-based compensation	878	118
Amortization of right-of-use assets	43	43
Changes in fair value of convertible notes at fair value and warrant liability	(49)	1,344
Change in fair value of forward purchase derivative liability	(1,608)	-
Accretion of cumulative mandatorily redeemable common and preferred stock liability	55	47
Loss on extinguishment of convertible notes payable	-	391
Gain on extinguishment of payable	(507)	-
Unrealized foreign exchange gain/(loss)	-	(1)
Changes in operating assets and liabilities:
Accounts receivable, current, net	109	285
Unbilled revenue	(16)	1
Prepaid expenses and other current assets	289	37
Accounts receivable, net	-	4
Other assets	1	(6)
Accounts payable	550	1,589
Operating lease liabilities	(39)	(34)
Accrued expenses and other current liabilities	431	(27)
Deferred revenue	-	(54)
Net cash used in operating activities	(3,511)	(149)
Cash flows from investing activities
Costs capitalized for internally developed software	(88)	(54)
Purchases of property and equipment	(27)	(6)
Net cash used in investing activities	(115)	(60)
Cash flows from financing activities
Proceeds from convertible notes payable	-	180
Payment of premium financing obligation	(251)	-
Proceeds from premium financing obligation	28	-
Net cash (used in) / provided by financing activities	(223)	180
Effect of exchange rate changes on cash and cash equivalents	(4)	-
Net change in cash and cash equivalents	(3,853)	(29)
Cash and cash equivalents at beginning of the period	4,221	500
Cash and cash equivalents at end of the period	368	471
Supplemental disclosures of cash flow information
Cash paid for income taxes	19	15
Interest paid on the short-term debt (premium financing)	8	-
Non-cash investing and financing activities:
Deemed dividend related to shortfall warrant modification	84	-
Unpaid deferred transaction costs as of the end of the period	-	364
Waiver of deferred transaction costs as of the end of the period	-	505
Issuance of shares vested upon repayment and forgiveness of 2023 Promissory Notes	-	3
(Loss)/Gain on extinguishment of debt	-	(391)
Common Stock issued upon cashless exercise of stock options	39	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 1. Organization

Fusemachines Inc. (“Company” or “Pubco”) provide enterprise artificial intelligence solutions and services across North America, Latin America, Asia and Europe. The Company was originally incorporated on April 13, 2021, under the name CSLM Acquisition, Corp. (“CSLM”), as a Cayman Islands exempted Company, a special purpose acquisition company (“SPAC”) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Upon consummation of the Business Combination, Fusemachines USA, Inc. (“Legacy Fusemachines”) became the surviving corporation and a wholly-owned subsidiary of the Company. The Company operated through the following legal entities and branch:

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

The common stock of the Company began trading on The Nasdaq Stock Market (Nasdaq Global Market) under the symbol “FUSE”, and the warrants trade under the symbol “FUSEW”, beginning on October 23, 2025. The Merger between CSLM and Legacy Fusemachines was accounted for as a reverse recapitalization. See Note 13 - Reverse Capitalization for more information.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months period ended June 30, 2026, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements for the year ended December 31, 2025.

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ deficit and cash flows. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated interim financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

The Company holds long-lived assets in two countries, Nepal and the United States. The table below presents the breakdown of the Company’s long-lived assets, based on geographic region (in thousands).

	Long lived assets as of
	June 30,	December 31,
	2026	2025
Nepal	200	247
United States	296	264
Total long-lived assets	496	511

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

For fixed-fee arrangements that include distinct, milestone-based deliverables (for example, discrete design, architecture, or platform-development phases), where either of the criterion laid down in ASC 606-10-25-27(a), (b) or (c) are met, the Company recognizes revenue over time under a percentage-of-completion (“POC”) method, rather than the right-to-invoice practical expedient. Further the progress toward completion of these arrangements is measured using the output method i.e. based on the deliverables completed and accepted by the customer relative to total contractual deliverables for that performance obligation.

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

Company’s AI Solutions includes product revenues primarily comprising of software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the period ended June 30, 2026 and June 30, 2025 the product revenues were insignificant.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs for the period three months ended June 30, 2026 and 2025 were $ 22 thousand and $ 11 thousand, whereas for six months ended June 30, 2026 and 2025 were $ 54 thousand and $ 20  thousand , respectively, which are included in selling and marketing costs on the unaudited condensed consolidated interim statements of operations and comprehensive loss.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Commitments and Contingencies

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s unaudited condensed consolidated interim financial statements for pending litigation. Currently there are no pending or threatened litigation matters that management believes require accrual or disclosure in addition to those presented in the Note on Litigation (refer Note 11 – Commitment and Contingencies).

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

Significant Customers and Suppliers — The concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to which the Company makes substantial sales. To minimize credit risk related to accounts receivable, the Company maintains allowances for potential credit losses based on historical loss patterns as well as future expectations. As of June 30, 2026 and December 31, 2025 the Company had three customers whose accounts receivable balance accounted for at least 10% of the Company’s consolidated accounts receivables, respectively. These customers accounted for approximately 45.5% and 47.6% of the Company’s receivables at the end of the respective periods. For the six-month ended June 30,2026 and 2025, the Company had three and four customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 36.3% and 52.9% of the Company’s total revenue at the end of the respective periods.

The Company pays its suppliers on normal commercial terms and does not believe that there is any significant supply risk from its suppliers. As of June 30, 2026 and December 31, 2025, the Company had one and two suppliers respectively whose account payable accounted for at least 10% of the Company’s consolidated account payables, respectively. These suppliers accounted for approximately 30.1% and 57.0% of the Company’s total payables at the end of the respective periods.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

As of June 30, 2026, the Company had cash of approximately $ 368 thousand. For the six months ended June 30, 2026, the Company used approximately $ (3,511) thousand in cash for operating activities. Historically, the Company has incurred recurring net losses from operations and negative cash flows from operating activities. As of June 30, 2026, the Company had an accumulated deficit of approximately $ (38,950) thousand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these unaudited condensed consolidated interim financial statements were issued.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on the Company’s ability to obtain necessary equity to continue operations, and ultimately the Company’s ability to generate profit from sales and positive operating cash flows, which is not assured.

As of the date on which these unaudited condensed consolidated interim financial statements were available to be issued, we believe that our existing cash on hand and other potential equity or debt financing arrangements, may not, on their own, be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. Management currently expects that the Company will be able to access additional sources of capital, including through issuances of equity securities and/or additional borrowings, as and when required to fund the Company’s operating and investing activities over the next year; however, there can be no assurance that such financing will be available on acceptable terms or at all. Accordingly, the Company’s ability to continue as a going concern remains dependent on the successful execution of these financing plans. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common shareholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common shareholders for the three and six month period ended June 30, 2026 and 2025.

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock or convertible notes, into common stock, under the if-converted method. Due to the net losses for the three and six-month period ended June 30, 2026 and 2025, basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Forward purchase derivative liability

The Company evaluates its Forward Purchase Agreement (“FPA”) with the Meteora Parties under ASC 815, Derivatives and Hedging, to determine whether the arrangement meets the definition of a derivative and qualifies for any scope exception, including the own-equity exception under ASC 815-40. As the FPA has an underlying (the Company’s common stock), a notional, little or no initial net investment, and net-settlement provisions, and is not designated as a hedge, it is recorded as a free-standing derivative liability, with an offsetting contra-equity share subscription receivable recorded for the unrecognized portion of the escrowed Prepayment Amount. The derivative liability is remeasured to fair value at each reporting date using a Monte Carlo simulation model (Level 3), with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. The derivative liability is classified as current given the Company’s ability to settle the instrument, in whole or in part, within twelve months.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

As of June 30, 2026, the Company does not have any outstanding convertible notes payable or related party loan payable, as these instruments were either converted or settled during the year ended December 31, 2025 other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting $ 300 thousand, which were reclassified from a convertible note to a related party note payable on demand. Accordingly, no fair value estimation is required for such instruments as of the reporting date. As of December 31, 2025, the estimated fair values of these instruments approximated their carrying values due to their relatively short maturities.

Financial Instruments Recorded at Fair Value

The following tables present the Company’s fair value hierarchy for its financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	72	72
Forward Purchase derivative liability	-	-	8,084	8,084
	$-	$-	$8,156	$8,156

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	-	-	121	121
Forward purchase Derivative liability	-	-	9,692	9,692
	$-	$-	$9,813	$9,813

Warrant Liabilities

The following table shows the change in the fair value of the warrant liability (in thousands):

Amount
Balance as of December 31, 2024	$945
Change in fair value of warrant liabilities	$26
Balance as of March 31, 2025	$971
Change in fair value of warrant liabilities	(122)
Balance as of June 30, 2025	$849

Amount
Balance as of December 31, 2025	$121
Change in fair value of warrant liabilities	$(59)
Balance as of March 31, 2026	$62
Change in fair value of warrant liabilities	10
Balance as of June 30, 2026	$72

Forward Purchase Derivative Liability

The forward purchase derivative liability was recognized at Closing on October 22, 2025. The fair value as of June 30, 2026 was $8,084 thousand. The following table presents a reconciliation of the Forward Purchase Derivative Liability (in thousands):

Amount
Balance as of December 31, 2025	9,692
Change in fair value of forward purchase derivative liabilities	(1,588)
Balance as of March 31, 2026	8,104
Change in fair value of forward purchase derivative liabilities	(20)
Balance as of June 30, 2026	8,084

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. The key assumptions used in valuation as of June 30, 2026: a risk-free rate of 4.14%, a valuation term of 2.32 years, and annualized volatility of 65.0%, whereas key assumptions used in valuation as of December 31, 2025: a risk-free rate of 3.53%, a valuation term of 2.81 years, and annualized volatility of 65.0%. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Convertible notes payable

The following table shows the change in the fair value of the Convertible Notes measured at Fair Value (in thousands):

	Related party Convertible Note payable at fair value	January 2024 Convertible Notes	Total
Balance as of December 31, 2024	$6,524	$8,986	$15,510
Change in fair value of related party convertible note, convertible notes at fair value	(548)	(994)	(1,542)
Balance as of March 31, 2025	$5,976	$7,992	$13,968
Change in fair value of related party convertible note, convertible notes at fair value	1,804	1,178	2,982
Balance as of June 30, 2025	$7,780	$9,170	$16,950

Balance as of December 31, 2025	$-	$-	$-
Change in fair value of related party convertible note, convertible notes at fair value	-	-	-
Balance as of March 31, 2026
Change in fair value of related party convertible note, convertible notes at fair value
Balance as of June 30, 2026	$-	$-	$-

Common Stock Warrant Liability

The Company estimates the fair value of the common stock warrant liability (refer to “Note 5 – Debt “) using an option pricing model and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for fair value of the underlying common stock expected volatility, expected life, dividends, and risk-free interest rate.

The warrant liability is classified as Level 3 as there were no quotable prices for identical assets or quoted prices for similar. The warrant liabilities are measured using a Black-Scholes Model. The fair value of the warrant liability as of June 30, 2026 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 4.31%, a stock price of $1.05, a term of 7.16 years, and annualized volatility of 65.0%. The fair value of the warrant liability as of December 31, 2025 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 3.99%, a stock price of $1.65, a term of 7.65 years, and annualized volatility of 62.0%.

Related Party Convertible Note payable at Fair Value and Convertible Notes at Fair Value

The Company accounts for certain short-term debt (also refer to “Note  5 - Debt “) under the fair value option. At the issuance date of the Convertible Notes at Fair Value, the Company determined that the fair value approximated the principal amount.

In connection with the consummation of the business combination on October 22, 2025, which was accounted for as a reverse recapitalization, each convertible note of Legacy Fusemachines Inc. , including both related party and other convertible notes, that was issued and outstanding immediately prior to the closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines Inc. common stock in accordance with the respective convertible note agreements. Immediately following such conversion, all such shares of Legacy Fusemachines common stock were exchanged for shares of Fusemachines Inc. common stock based on the Exchange Ratio specified in the Merger Agreement. As a result of the foregoing, no convertible notes or related party notes payable remained outstanding as of June 30, 2026 and December 31, 2025 other than related party note payable to Dolma $ 300 thousand.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment and amortizable intangible assets.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Wages payable	$3,827	$3,858
Interest payable	325	304
Legal expenses	200	-
Accrued expenses	620	456
Total accrued expenses and other current liabilities	$4,972	$4,618

Note 5. Debt

Debt consists of the following (in thousands):

Loans Payable

	June 30, 2026			December 31, 2025
	Current	Noncurrent	Total	Current	Noncurrent	Total
Related party loan payable	300	-	300	300	-	300
Total	$300	$-	$300	$300	$-	$300

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

As a result, no convertible notes or related-party notes payable remained outstanding as of June 30, 2026, other than the related party loan payable to Dolma of $300 thousand, which was not converted in connection with the Business Combination and continues to remain outstanding as of the date of this filing.

Warrant Issuance Upon Conversion at Reverse Recapitalization

Upon conversion of the April 2024, June 2024, and September 2024 Convertible Notes in connection with the Business Combination on October 22, 2025, warrants to purchase 7,500 shares of Fusemachines Inc. common stock at an exercise price of $11.50 per share were issued to each respective noteholder. These warrants are classified as equity warrants under ASC 480 and ASC 815, were measured at fair value on the issuance date (October 22, 2025) and are not subject to subsequent remeasurement through earnings. These warrants carry the same terms and provisions as the Company’s Public Warrants (refer to Note 16 – Public and Private Warrants).

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

As of June 30, 2026 and December 31, 2025, the fair value and carrying amount of the Common Stock Warrant Liability was $ 72 thousand and $ 121 thousand, respectively (refer to Note 3 – Fair Value Measurements).

Related Party Loan Payable

The $300 thousand related party loan payable as of June 30, 2026 and December 31, 2025 represents the outstanding balance under the promissory note with Dolma, which was not converted or settled in connection with the Business Combination and remains outstanding as of the date of this report.

In connection with the Business Combination on October 22, 2025, the Company separately settled the outstanding principal and accrued interest under the 2024 Related Party Promissory Notes with Mr. Sameer Maskey, CEO, in cash; accordingly, no balance remains outstanding under those notes as of June 30, 2026.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 6. Stockholder’s Deficit

Common Stock

In connection with the Restated Certificate, the number of shares of Fusemachines Inc. common stock that the Company is authorized to issue is 500,000,000 shares as of June 30, 2026 and December 31, 2025 respectively.

The Company’s reserved shares of common stock for future issuance related to potential conversion of the Convertible Preferred Stock, exercise of Common Stock Warrants and exercise of stock options are as follows:

	As of June 30, 2026	As of December 31, 2025
Common stock warrants	92,211	92,211
Stock options	589,192	686,880
SPAC public and private placement warrants (Refer note 16)	13,458,750	13,458,750
Equity share warrant (Refer note 15)	2,108,070	2,108,070
Issuance of warrants pursuant to conversion of convertible note (refer note 5)	30,000	30,000
Restricted stock units (RSU) (Refer note 8)	1,217,210	-
	17,495,433	16,375,911

Convertible Preferred Stock

In connection with the Restated Certificate, the number of shares of Convertible Preferred Stock that the Company is authorized to issue is 5,000,000 as at June 30, 2026.

Warrants

As of June 30, 2026 and December 31, 2025 the Company had Common Stock Warrants outstanding to purchase up to 92,211 shares of the Company’s common stock at an exercise price of $0.70 per share and have a contractual term of 10 years. The Common Stock Warrants were issued in August 2023. (Refer to “Note 3 - Fair Value Measurements”).

Note 7. Revenue

Under ASC 606, revenue is recognized throughout the life of the executed agreement. The Company measures revenue based on consideration specified in a contract with a customer. Furthermore, the majority of the Company’s revenues are recognized over time as services are performed. The Company recognizes revenue when a performance obligation is satisfied by transferring control of the product or service to the customer.

The Company provides services to customers worldwide, with the majority of revenues being derived from contracts with customers located within the United States. The table below presents the breakdown of the Company’s revenues, based on the customer’s location (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer locations
United States	1,701	1,842	3,525	3,723
Rest of the world	93	192	148	264
Total revenue	1,794	2,034	3,673	3,987

The table below presents the breakdown of the Company’s revenues, based on the customer’s service type (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service type
AI Solutions (Products and Services) *	1,784	1,913	3,656	3,866
AI Education service	10	121	17	121
Total revenue	1,794	2,034	3,673	3,987

*	AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Deferred Revenue

During the three months and six months ended June 30, 2026, the Company recognized revenue of Nil from the deferred revenue balance as of March 31, 2026 and December 31, 2025 respectively. During the three months and six months ended June 30, 2025, the Company recognized revenue of Nil and $53.7 thousand from the deferred revenue balance as of March 31, 2025 and December 31, 2024 respectively.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s unaudited condensed consolidated interim balance sheets  included capitalized balances in the amount of $ 18.0 thousand and $ 19  thousand as of June 30, 2026 and December 31, 2025 which represents the current portion and is included within prepaid expenses and other current assets, respectively and $2.6 thousand and $3.2 thousand, as of June 30, 2026 and December 31, 2025, respectively, which are included within other assets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately two years and are included in selling and marketing in the accompanying the unaudited condensed consolidated interim statements of operations and comprehensive loss. Amortization recognized during the three months ended June 30, 2026, and 2025 was $7.0 and $6.6 thousand respectively, whereas during the six-month ended June 30, 2026, and 2025 was $15.6 thousand and $15.9 thousand respectively.

Transaction price allocated to remaining performance obligations

The Company elected to apply the practical expedient for the right to invoice and does not disclose performance obligations that have original expected durations of one year or less.

The opening and closing balances of contract assets, deferred revenue and unbilled revenue are as follows (in thousands):

	Contract Assets	Deferred revenue	Unbilled Revenue
Ending balance as of December 31, 2024	27	54	113
Increase/(decrease), net	(5)	(54)	(97)
Ending balance as of December 31, 2025	22	-	16
Increase/(decrease), net	(1)	-	-
Ending balance as of June 30, 2026	21	-	16

Note 8. Stock-based Compensation

In February 2023, the Company’s board of directors and stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which provides for the grant of incentive stock options, restricted stock awards and restricted stock units (“RSUs”) to eligible employees, directors and consultants of the Company. 3,258,230 shares of Common Stock were authorized for issuance under the 2023 Plan.

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

In connection with the adoption of the Company’s 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), an aggregate of 1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2025 Plan. During the six months ended June 30, 2026, the Company’s stockholders approved an amendment to the 2025 Plan, increasing the number of shares authorized for issuance under the 2025 Plan by 2,000,000 shares, resulting in an aggregate of 3,500,000 shares reserved for issuance. The types of awards that may be granted under the 2025 Plan include, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards, and other stock-based awards, as determined by the Board of Directors or a committee thereof.

As of June 30, 2026, no shares of Common Stock were available for future grant under the 2023 Plan, as the 2023 Plan was replaced in its entirety by the 2025 Plan which was adopted in connection with the Business Combination.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

The stock-based compensation expense during the three and six month ended June 30, 2026 and June 30, 2025 are reported in the following unaudited condensed consolidated interim financial statement line items (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative	$37	$40	74	78
Cost of revenue	5	4	10	10
Selling and marketing	4	8	7	19
Research and development	6	1	16	11
Total stock-based compensation expense	$52	$53	107	118

Stock Options

The Company’s stock options outstanding consist primarily of time-based options to purchase common stock, the majority of which vest over a two-to-four- year period and have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following table summarizes the stock option activity for options with service-based vesting conditions during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding balance as of December 31, 2025	686,880	3.25	6.88	$234
Granted		-	-	-
Exercised	(26,321)	0.70	-	-
Forfeited	(6,508)	3.91	-	-
Cashless exercise (1)	(21,456)	1.85	-	-
Expired	(43,403)	6.60	-	-
Outstanding balance as of June 30, 2026	589,192	3.16	6.84	$70
Options vested and exercisable as of June 30, 2026	472,991	2.86	6.68	69

(1)	During the six-month ended June 30, 2026, employees have performed cashless exercise of 21,456 options

During the three-month period ended June 30, 2026, and June 30, 2025, the Company recorded stock-based compensation expense of $ 52 thousand and $ 53 thousand, respectively, whereas for the six-month ended June 30, 2026 and June 30, 2025 the Company recorded stock-based compensation expense of $ 107 thousand and $ 118 thousand respectively.  As of June 30, 2026, total stock-based compensation expense not yet recognized related to unvested stock options was $330.6 thousand, which is expected to be recognized over a weighted-average period of 1.36 years. The total intrinsic value of options exercised was $17.1 thousand and $6,036.4 thousand during the six-month ended June 30, 2026 and year ended December 31, 2025, respectively.

There were no stock options granted during the period ended June 30, 2026, and June 30, 2025. Accordingly, the weighted average grant-date fair value per share of stock options granted during the three and six month period June 30, 2026 and June 30, 2025 is Nil.

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

Exercise of Stock Options Through Settlement of Accrued Compensation Liability – In April 2026, a former Fusemachines employee (Raman Parthasarathy) exercised 19,741 options to purchase Fusemachines Inc. Common Stock. The exercise price of $38,402.16 (at $1.9453 per share) was satisfied on a cashless basis through the offset of an existing accrued wages payable balance owed to the former employee, resulting in the issuance of 19,741 shares of Fusemachines Inc. Common Stock. The transaction has been accounted for under the guidance of ASC 718 – Stock Compensation and ASC 405-20 – Extinguishments of Liabilities. The settlement mechanism does not alter the substantive terms or the fair-value-based measure of the award and therefore does not constitute a modification under ASC 718. Consistent with ASC 405-20, the corresponding accrued wages payable of $38,402.16 has been derecognized, as the Company was legally released from that obligation through mutual written agreement with the former employee. As no cash was received, this exercise is excluded from financing activities and is instead presented as a supplemental non-cash financing activity in the Statement of Cash Flows, representing the issuance of common stock in settlement of accrued wages payable.

Restricted stock unit (RSU)

The Board of Directors has granted restricted stock awards under the Plans. In January 2026 1,217,210 awards had been granted as restricted stock units under the 2025 Plan as of period ended June 30, 2026, whose impact has been considered on the Company’s unaudited condensed consolidated interim financial statements as of that date. Restricted stock units are valued on the date of grant and have no purchase price for the recipient. Restricted stock units typically vest over period ranging from one to four years corresponding to anniversaries of the grant date.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

The restricted stock units expense during the three and six month ended June 30, 2026 are reported in the following unaudited condensed consolidated interim financial statement line items (in thousands) and further no RSU were granted during the three month ended June 30, 2026.

	Three months ended June 30,	Six months ended June 30,
	2026	2026
General and administrative	399	741
Cost of revenue	6	8
Selling and marketing	7	10
Research and development	8	12
Total restricted stock units expense	420	771

The following is a summary of service based RSU activity for the six-month period ended June 30, 2026:

	Number of RSU shares	Weighted Average Grant Date Fair Value
Opening	-	-
Granted	1,217,210	1.6
Vested	-	-
Forfeited	-	-
Nonvested balance, June 30, 2026	1,217,210	1.6

The Company estimated the fair market value of these restricted stock units based on the closing market price on the date of the grant. As of June 30, 2026, there was $1,167 thousand of total unrecognized compensation costs related to all remaining non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 0.57 years. There were no restricted stock units vested during the period ended June 30, 2026. Accordingly, the fair value of restricted stock units vested during the three and six month period June 30, 2026 is Nil

The nonvested balance of restricted stock vests as follows:

Year Ended	No. of shares
2026	453,865
2027	583,605
2028	142,240
2029	25,000
2030	12,500

Note 9. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands except for share and per share amounts:

	Three months Ended June 30,		Six months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss per share attributable to common stockholders	$(2,849)	$(3,786)	(3,805)	(4,039)
Denominator:
Weighted-average common shares outstanding - basic and diluted	28,965,344	7,270,964	28,952,133	7,270,964
Net loss per share attributable to Fusemachines Inc. common stockholders - basic and diluted	(0.10)	(0.52)	(0.13)	(0.56)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,	December 31,
	2026	2025
Common Stock Warrants	92,211	92,211
Stock options (1)	589,192	686,880
SPAC public and private placement warrants (2) (refer note 16)	13,458,750	13,458,750
Equity Share warrant (Refer note 15)	2,108,070	2,108,070
Issuance of warrants pursuant to conversion of convertible note (refer note 5)	30,000	30,000
Restricted stock units (RSU) (Refer note 8)	1,217,210	-
	17,495,433	16,375,911

(1)	Includes 6,772 stock options as of December 31, 2025 that were early exercised in exchange for non-recourse promissory notes. (Refer to “Note 8 - Stock-based Compensation “).

(2)	The SPAC public and private placement warrants were outstanding at CSLM Holding, Inc. prior to the business combination and were classified as equity and included in APIC in CSLM’s historical financial statements. The warrants became exercisable for shares of Fusemachines, Inc. common stock 30 days after the consummation of the business combination and were excluded from diluted net loss per share as their inclusion would have been antidilutive.

The Company has also entered into a contingent obligation to issue 45,000 shares of its common stock to a certain vendor in connection with an outstanding accounts payable balance as part of a settlement agreement (refer to “Note 11 - Commitment and Contingencies”). The issuance of common stock is contingent upon the completion the Merger (refer to “Note 1 - Organization”). Further during the year ended December 31, 2025, upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further during the six-month ended June 30, 2026, the Company made the cash payment of approximately $ 50 thousand. The remaining $48 thousand obligation is still outstanding in accounts payable as of June 30, 2026, in the unaudited condensed consolidated interim balance sheet.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 10. Income Taxes

For the three months ended June 30,2026, and June 30,2025, the Company recorded no income tax expense respectively, whereas for six month ended June 30,2026, and June 30,2025 the Company recorded income tax expense of $4 and Nil respectively, primarily related to the corporate income tax obligations of our foreign operations.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2026 and December 31,2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

Note 11. Commitment and Contingencies

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

Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. The remaining $98 thousand obligation was outstanding and was reflected in accounts payable as of December 31, 2025. Further during the six months ended June 30, 2026, the Company made the cash payment of approximately $50 thousand. The remaining $48 thousand obligation is still reflected in accounts payable as of June 30, 2026, unaudited condensed consolidated interim balance sheet.

Legal counsel fee arrangement

In connection with the Business Combination, the Company incurred legal fees payable to its external legal counsel, totalling $1,307 thousand. Pursuant to an agreement entered into in December 2025, Counsel agreed to reduce the outstanding deal-related fees to $600 thousand, which was fully paid in October 2025. Under the same agreement, the Company committed to pay for ongoing legal services, including ordinary course SEC filings, an S-1 registration statement, review of non-disclosure agreements and letters of intent, and attendance at board and committee meetings, covering the period from November 1, 2025, through December 31, 2026, in monthly instalments of $25 thousand from January through May 2026 and $75 thousand from June through December 2026, totalling $700 thousand. The Company’s remaining obligation under this arrangement as of December 31, 2025 was $650 thousand. However, as of June 30, 2026, the remaining commitment related to these services was $450 thousand, the remaining outstanding balance of $75 thousand was included in accounts payable and $100 thousand unbilled services was included in accrued expenses under current liabilities. The Company is also obligated to reimburse such counsel for all out-of-pocket expenses.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

The Company made an initial payment of $125 thousand in December 2025, which included $45 thousand relating to a one-year subscription for Active disclosure, a software service. The remaining balance is payable in equal monthly installments of $26 thousand, commencing in April 2026 through June 2027. As of December 31, 2025, the company had $397 thousand of unpaid settlement balance out of which $143 thousand was presented in non-current liabilities and the balance was classified within accounts payable under current liabilities.

As of June 30, 2026, the Company had defaulted on two installments due on May 1 and June 1, 2026, aggregating $52 thousand. Under the agreement, this constitutes an event of default, entitling the service provider to terminate the agreement and pursue collection of the full undiscounted outstanding balance of $1,032 thousand, net of amounts already paid. As of the issuance date, the service provider had not issued a default or termination notice, and the Company had not obtained a waiver. Management intends to remit the delinquent and future installments in the near term.   Management has assessed that enforcement of this remedy is reasonably possible but not probable; accordingly, no additional liability has been recognized for the incremental $555 thousand exposure, and the obligation continues to be carried at the negotiated settlement amount. The Company will continue to monitor and reassess this contingency.   As of June 30, 2026, the remaining unpaid settlement balance was $370 thousand ($52 thousand past-due, $318 thousand not yet due), classified within accounts payable under current liabilities, as the remaining term (through June 2027) falls within twelve months of the balance sheet date.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or has been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

Legacy Fusemachines received a legal notice dated March 27,2025, requiring payment of $76.3 thousand to a vendor under a Work Labor & Services agreement due to alleged non-fulfilment of payment obligations. Based on its assessment of the services received and contractual terms, management estimated the payable amount at $41.3 thousand out of which $7.5 thousand was previously paid into an escrow account in 2025 and the remainder is recognized on the audited consolidated balance sheet as of December 31, 2025. During the quarter ended June 30, 2026, the Company entered into a settlement agreement with the vendor and settled the obligation in full for $32.9 thousand, inclusive of the $7.5 thousand previously held in escrow. The resulting difference of $8.5 thousand between the carrying amount of the liability and the settlement consideration was recognised as a gain on extinguishment of payable within other income (expense), net. No amount remained outstanding as of June 30, 2026.

Settlement of a former service provider obligation

During the six months ended June 30, 2026, the Company and a former service provider agreed to a deferred payment arrangement with respect to an outstanding vendor payable of $1,617 thousand. Under the revised payment terms, the full amount of the payable remains due and payable to the vendor, and no reduction in the amount owed was granted; accordingly, the Company has not recognized any gain in connection with this arrangement. As of June 30, 2026, $1,542 thousand of the payable remained outstanding, reflecting payments made to date under the revised schedule, and is included in current liabilities in the unaudited condensed consolidated interim balance sheet.

During the six months ended June 30,2026, the Company reached a settlement agreement with a former service provider resolving an outstanding payable obligation. Under the terms of the settlement, the Company agreed to pay $320 thousand in full satisfaction of a vendor payable previously carried at $818 thousand, reflecting a negotiated reduction of the outstanding obligation. The Company recognized a gain on settlement of $498 thousand, presented within other income (expense), net in the consolidated statements of operations. The remaining settlement obligation of $120 thousand is included in current liabilities in the unaudited condensed consolidated interim balance sheet as of June 30, 2026.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 12. Related Parties

BO2 Purchase Agreement

In July 2021, Fusemachines Nepal Private Limited entered into the BO2 Purchase Agreement with a related party, BO2, and Mr. Maskey. According to the terms of the BO2 Purchase Agreement, BO2 agreed to invest up to $964.2 thousand in Fusemachines Nepal Private Limited to support the development and growth of the business. In addition, the BO2 Purchase Agreement also included terms and conditions of regulating the management and operation of Fusemachines Nepal Private Limited, their relationship with each other, certain aspects of the business and affairs of, and their dealings with, Fusemachines Nepal Private Limited and BO2’s exit from Fusemachines Nepal Private Limited. The  BO2 Agreement  required Fusemachines Nepal  Private Limited to pay BO2 a one-time arrangement fee of 1.5% exclusive of value added tax (“VAT”) of the BO2’s total investment, and an annual monitoring fee.Fusemachines Nepal Private Limited incurred an initial arrangement fee of  $ 13.7 thousand which was recorded as a reduction to cumulative mandatorily redeemable common and preferred stock liability in the unaudited condensed consolidated interim balance sheet for the periods ended June 30, 2026 , and audited consolidated balance sheet December 31, 2025. Additionally, Fusemachines Nepal Private Limited incurred Nil as an annual monitoring fee for the six months period ended June 30, 2026 and 2025.

January 2024 Related Party Pledge Agreement

In January 2024, Mr. Maskey entered into a pledge agreement (the “January 2024 Related Party Pledge Agreement”) with Consilium Extended Opportunities Fund, LP (“Consilium”). As per the terms of the January 2024 Related Party Pledge Agreement, Mr. Maskey agreed to assign a security interest to Consilium of 3,600,000 shares of common stock held by Mr. Maskey to fully secure the Company’s obligations under the January 2025 Convertible Notes (also see “Note  5- Debt “).

Restricted stock units (RSU)

The Board of Directors has granted restricted stock units (“RSUs”) under the Company’s 2025 Plan. During January 2026, the Company granted 1,217,210 awards under the Plan, the impact of which has been reflected in the Company’s unaudited condensed consolidated interim financial statements for the period ended June 30, 2026.

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 13. Reverse Capitalization

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

(c) The other related events that occurred in connection with the Closing are summarized below:

●	Upon the closing date, there is settlement of sponsor convertible note amounting to $ 3,978 thousand which was effected through a combination of $2,343 thousand in cash and balance through issuance of 408,639 common stock of Fusemachines Inc.
●	Public shareholders of CSLM received an aggregate of 901,955 shares of Fusemachines Inc. common stock.
●	All public rights were converted into 1,897,486 shares of Fusemachines Inc. common stock.
●	Issuance of 4,743,750 shares of Fusemachines Inc common stock upon conversion of non-redeemable CSLM Class A & Class B Ordinary Shares.
●	Fusemachines Inc. received funds from a convertible note with an affiliate of the Sponsor in the principal amount of $2,193 thousand. On the Closing Date, the note was converted into a share of Fusemachines Inc. common stock pursuant to the conversion terms of the convertible note agreement.
●	Approximately $11,005 thousand prepayment made by CSLM to the Meteora Parties pursuant to the Forward Purchase Agreement funded from the Trust Account.
●	Repayment of approximately $745 thousand (principal and accrued interest) on promissory notes issued to the Chief Executive Officer.
●	Each Convertible note of Legacy Fusemachines (including both related party and other convertible notes) outstanding immediately prior to the Closing was converted into shares of Legacy Fusemachines common stock of 8,048,770 shares in accordance with the applicable convertible note agreement and immediately thereafter exchanged into 5,296,271 shares of Fusemachines Inc. common stock in accordance with the Conversion Ratio specified in the Business Combination Agreement accordingly as a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.
●	Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further during the six months ended June 30, 2026, the Company made the cash payment of approximately $50 thousand. The remaining $48 thousand obligation is still outstanding and is reflected in accounts payable as of June 30, 2026, in unaudited condensed consolidated interim balance sheet. (refer Note 11 - Commitment and Contingencies ).
●	Upon the conversion of the April 2024, June 2024 and September 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. The warrants issuable upon conversion of the April 2024, June 2024 and September 2024 Convertible Notes are classified as equity instruments.
●	The assumption of the public and private warrants, as described in Note 16 “Public and private warrants”.
●	The Company’s amended and restated certificate of incorporation and amended and restated bylaws were adopted.
●	The Company adopted 2025 the equity incentive plan.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Particulars	Shares
Partial conversion of the 3rd Amended and Restated Promissory Note into Fusemachines Pubco Common Stock on the closing date	408,639
CSLM Class A ordinary Shares not redeemed for cash and converted into Fusemachines Inc. common stock	901,955
Automatic exercise of the rights related to 18,975,000 units issued in CSLM’s Initial Public Offering	1,897,486
Shares issued in connection with the PIPE Financing	1,184,000
Conversion of non-redeemable CSLM Class A & Class B Ordinary Shares into Fusemachines Inc. common stock	4,743,749
Share issued to Consilium Frontier Equity Fund, LP	3,320,241
Total shares of Fusemachines Inc. common stock issued to CSLM security holders	12,456,070
Conversion of Legacy Fusemachines convertible notes (as adjusted by the exchange ratio)	1,976,050
Conversion of Legacy Fusemachines Convertible Preferred Stock into common stock in connection with the reverse recapitalization (as adjusted by the exchange ratio)	5,950,673
Shares issued to Legacy Fusemachines stockholders (as adjusted by the exchange ratio)	7,967,237
Total shares of Fusemachines Inc. common stock outstanding immediately after the merger	28,350,030

Below table presents the Fund flow reconciliation (in thousands):

Particulars	(Amount In Thousands)
Trust balance as of Closing date	11,118
Proceeds from CSLM loan	2,193
PIPE Proceeds	11,840
Transfer of cash & cash equivalent of CSLM	9
Total Available Cash (A)	25,160
CSLM transaction costs	(2,249)
Payment of Director & Officer insurance premium	(131)
Prepayment under Forward Purchase Agreement	(11,005)
Settlement of sponsor convertible note of CSLM	(2,343)
Total Payments as of the closing date (B)	(15,728)
Funds going to Fusemachines Inc. (classified under financing activities under Consolidated Statements of Cash Flows) (A+B)	9,432
Operating assets assumed	531
Operating liabilities assumed	(1,100)
Initial fair value of forward purchase derivative liability	(8,616)
Issuance of share subscription receivable	11,005
Initial fair value of equity classified warrant	(1,009)
Legacy Fusemachines transaction cost	(1,873)
Others	137
Net equity impact of reverse recapitalization	8,507

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 14. Forward Purchase Agreement

On July 31, 2025, CSLM Acquisition Corp. (the “Counterparty”) prior to the closing of the Business Combination, and Fusemachines Inc. entered into an over the counter (OTC) equity prepaid forward confirmation (the “Forward Purchase Agreement” or “FPA”) with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Sellers”).

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

The Forward Purchase Agreement includes escrow arrangements pursuant to which the Prepayment Amount funded from the CSLM trust account is held in escrow for the benefit of the Meteora Parties until settlement or release in accordance with the terms of the Forward Purchase Agreement. The Company does not have unconditional access to the funds held in escrow, and such funds are not available to satisfy the claims of the Company’s creditors.   Accordingly, during the year ended December 31, 2025 the Company recorded the Prepayment Amount amounting $ 11,005 thousand as a contra-equity share subscription receivable, presented as a reduction of stockholders’ deficit (APIC), as the escrowed funds represent conditional consideration receivable from shareholders that is subject to future settlement under the Forward Purchase Agreement

The Forward Purchase Agreement contains features that meet the definition of a derivative under ASC 815, including an underlying based on the Company’s Class A common stock, a notional amount, payment provisions, and provisions that require or permit net cash settlement. Accordingly, at the Closing, the Company recognized a derivative liability measured at fair value, representing the portion of the escrowed Prepayment Amount that may be payable to the Forward Counterparty based on conditions existing as of the Closing Date.

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

The Company entered into an amendment on February 3, 2026, to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Meteora Capital Partners and affiliates. The Amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). The effect of amendment has been taken in change in fair value of forward purchase derivative liabilities (refer to Note 3 - Fair Value Measurements ).

As of June 30, 2026 and December 31, 2025, the value of the Forward purchase derivative liability is $ 8,084 thousand and $ 9,692 thousand respectively. The liability is presented as Current Liability in the unaudited condensed consolidated interim balance sheets. Further the derivative liability is measured at fair value on a recurring basis using Level 3 inputs, refer to Note 3 – Fair Value Measurements for further information on the valuation techniques and significant unobservable inputs used in determining the fair value of this instrument.

Further, the derivative liability has been classified as current as the Company does not have an unconditional right to defer settlement beyond twelve months. The Forward Purchase Agreement includes provisions for early termination upon sale of shares by the Sellers, which can result in cash settlement within the next twelve months, as well as periodic settlement features, thereby requiring current classification

Note 15. Shortfall warrant

In connection with the execution of the Forward Purchase Agreement the Company agreed to issue “Shortfall Warrants” to the Sellers (Meteora) for shares not elected under the Forward Purchase Agreement, representing the difference between the maximum number of shares subject to the FPA and the number of shares ultimately elected by the Forward Counterparty.

The warrants grant the holders the right to purchase a fixed number of shares (2,108,070) at a fixed exercise price/termination price. The Shortfall Warrants are exercisable for shares of common stock and were issued concurrently with the consummation of the Business Combination on October 22, 2025 (the “Initial Exercise Date”) and are exercisable at any time from the Initial Exercise Date until 5:00 p.m. (New York City time) on October 22, 2028 (the “Termination Date”). No shortfall warrants have been exercised as at June 30, 2026.

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

Accordingly, in connection with the reverse recapitalization, the Company recognized the Shortfall Warrants at their initial fair value of $1,009 thousands, which is included within additional paid-in capital in the stockholders’ deficit section of the consolidated balance sheet as of December 31, 2025.

Based on this assessment, the Company concluded that the Shortfall Warrants meet all of the criteria for equity classification under ASC 815-40. Accordingly, the Shortfall Warrants are classified as equity and are not subject to subsequent remeasurement.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

On February 3, 2026, the Company entered into an amendment to the Common Stock Purchase Warrant (the “Warrant Amendment”) originally issued on October 22, 2025, in connection with the Business Combination with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Holder”). Pursuant to the Warrant Amendment, the exercise price of the warrant was reduced from $12.00 to $10.00 per share of the Company’s Class A common stock, subject to customary adjustments as set forth in the warrant agreement. All other terms and conditions of the warrant, including the number of shares issuable upon exercise (2,108,070 shares), remain unchanged and continue in full force and effect. As a result of the reduction in exercise price, the Company recognized a deemed dividend equal to the incremental fair value of the Shortfall Warrants resulting from the Warrant Amendment, measured as of February 3, 2026. The deemed dividend amounting to $84.1 thousand has been recorded as a charge to accumulated deficit with a corresponding credit to additional paid-in capital and, while it does not affect net loss, is deducted from net income (loss) attributable to common stockholders for purposes of computing net loss per share.

Note 16. Public and Private Warrants

As of June 30, 2026 and December 31, 2025, there were 3,971,250 Private Warrants and 9,487,500 Public Warrants outstanding. There are no warrants exercised as at June 30, 2026.

The Company evaluated the terms of the Public and Private Warrants under the relevant U.S. GAAP guidance for freestanding financial instruments and derivative accounting and concluded that both the Public Warrants and the Private Warrants meet the criteria for equity classification. In connection with the reverse recapitalization transaction, the Public Warrants and Private Warrants that were outstanding immediately prior to the transaction were initially recorded through the reverse recapitalization and are presented within stockholders’ deficit on the consolidated balance sheet as part of additional paid-in capital (rather than as a separate warrant liability line item). Because the Public Warrants and Private Warrants are classified in equity, there is no subsequent remeasurement required after initial recognition and changes in the fair value of the Company’s common stock do not give rise to gains or losses in the statement of operations related to these warrants.

Note 17. Subsequent Events

●	On July 7, 2026, Nasdaq notified the Company that it had regained compliance with the requirement to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 under Nasdaq Listing Rule 5450(b)(1)(C), closing out the notification letter the Company had received from Nasdaq on January 15, 2026.
●	On July 24, 2026, the Company received a new notification letter from Nasdaq indicating that it is not in compliance with the MVPHS requirement of $15,000,000 under Nasdaq Listing Rule 5450(b)(2)(C), based on the Company’s MVPHS having been below $15,000,000 for the 30 consecutive business days from June 10, 2026 through July 23, 2026. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until January 20, 2027, to regain compliance with this requirement.
●

On August 2, 2026, the Company raised funds through three separate Securities Purchase Agreements with Meteora (Meteora Select Trading Opportunities Master, LP), Boothbay (Boothbay Absolute Return Strategies, LP and Boothbay Diversified Alpha Master Fund LP) and Cinctive (Cinctive Global Master Fund Ltd), issuing 18% Original Issue Discount Senior Unsecured Convertible Notes due on February 12, 2027 and Common Stock Purchase Warrants, with Meteora funding a purchase price of $1,310,770 (original principal of $1,598,500 and 1,310,770 warrants), Boothbay funding a purchase price of $487,080 (original principal of $594,000 and 487,080 warrants), and Cinctive funding a purchase price of $252,150 (original principal of $307,500 and 252,150 warrants), for an aggregate purchase price of $2,050,000 (aggregate original principal of $2,500,000 and 2,050,000 warrants).The Company is currently evaluating the accounting and financial reporting implications of the aforesaid agreements.

●

The Company also entered into (i) a Second Forward Purchase Agreement Confirmation Amendment with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC, resetting the FPA’s Termination Price weekly to the lower of $12.00 or the prior week’s VWAP of the Company’s shares, and (ii) a Second Common Stock Purchase Warrant Amendment with the same Meteora entities, replacing the Shortfall Warrants’ fixed $10.00 exercise price with a floating price equal to the greater of the FPA Termination Price or $0.85. The Company is currently evaluating the accounting and financial reporting implications of this Amendment, including its impact, if any, on the valuation of the related derivative instrument and warrants.

●

Other than as described above, the Company has evaluated subsequent events through the date of issuance of these unaudited condensed consolidated interim financial statements and determined that there have been no other events that have occurred that would require adjustments to disclosures in the unaudited condensed consolidated interim financial statements.

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

Recent Developments

Restricted stock units (RSUs)

In January 2026, 1,217,210 awards had been granted as Restricted stock units under the 2025 Plan in previous quarter ended March 31, 2026, whose impact has been considered on the Company’s unaudited condensed consolidated interim financial statements as of that date. Restricted stock units are valued on the date of grant and have no purchase price for the recipient. Restricted stock units typically vest over period ranging from one to four years corresponding to anniversaries of the grant date.

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

Litigation

On April 10, 2026, the Company and a vendor under a Work Labor & Services agreement entered into a settlement agreement pursuant to which the Company agreed to pay a total of $32.9 thousand, including the $7.5 thousand previously paid in escrow account, in full and final settlement of all claims. The Company paid the agreed remaining amount to the vendor and subsequently on April 17, 2026, the vendor filed a Satisfaction of Judgment with the Kings County Clerk, confirming full satisfaction and extinguishment of the judgment. Accordingly, the Company has no remaining exposure related to this matter as of June 30, 2026.

Financial Performance

For the three months ended June 30, 2026, and June 30, 2025, we generated revenues of $1.79 million and $2.03 million and reported a net loss of $2.85 million and $3.79 million, respectively. For the six months ended June 30, 2026, and June 30, 2025, we generated revenues of $3.67 million and $3.99 million and reported a net loss of $3.72 million and $4.04 million, respectively. Net cash used in operating activities was $3.51 million for the six months ended June 30, 2026, and $0.15 million for the six months ended June 30, 2025. As noted in our unaudited condensed consolidated interim financial statements, we had an accumulated deficit of $38.95 million as of June 30, 2026 and $35.15 million as of December 31, 2025.

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

● Adequate Capital Raise: On April 17, 2026, Fusemachines Inc. entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with Roth Principal Investments, LLC (“Roth Principal Investments”), an affiliate of Roth Capital Partners, LLC. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Roth Principal Investments up to $20,000,000 in aggregate gross proceeds of shares of common stock (par value $0.0001 per share) from time to time over a 36-month commitment period, at the Company’s sole discretion. Although we entered into the Purchase Agreement during 2026, we expect that additional capital will be required to fund operations, support product development, expand selling and marketing activities, and meet our working capital requirements. As of the date these unaudited condensed consolidated interim financial statements along with Management Discussion and Analysis were available to be issued, the S-1 is not yet effective, and there can be no assurance as to the timing or ultimate effectiveness thereof.

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

● Finance costs: Historically, the Company issued certain convertible promissory notes to finance its operations, as further described in “Note 5 – Long-Term Debt” to the unaudited condensed consolidated interim financial statements. These instruments bore interest and were subject to automatic conversion. In connection with the consummation of the Business Combination during 2025, the outstanding principal and accrued interest under these convertible notes were converted into equity securities in accordance with their contractual terms. As a result, no convertible promissory notes remained outstanding as of June 30, 2026 other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting to $300 thousand. Following the conversion, the Company no longer incurs interest expense related to these instruments, which has reduced ongoing finance costs compared to prior periods.

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

Three months ended June 30, 2026, compared to Three Months Ended June 30, 2025

	Three months ended June 30,
(In thousands)	2026	2025		$ Variance		% Variance

Revenue	$1,794		$2,034		$(240)	(12)%
Cost of revenue (1)	$(831)		$(828)		$(3)	0%
Gross profit	$963		$1,206		$(243)	(20)%
		$		$
Operating expenses:		$		$
Selling and marketing (1)	$383		$333		$50	15%
General and administrative (1)	$2,978		$1,566		$1,412	90%
Research and development (1)	$292		$159		$133	84%
Total operating expenses	$3,653		$2,058		$1,595	78%
Loss from operations	$(2,690)		$(852)		$(1,838)	216%

Interest expense	$(52)		$(73)		$21	(29)%
Loss on extinguishment of convertible notes payable	$0		$0		$0
Gain on extinguishment of payable	$8		$0		$8	100%
Gain on change in fair value of convertible notes, and warrant liability	$(10)		$(2,860)		$2,850	(100)%
Gain on change in fair value of forward purchase derivative liability	$20		$0		$20	100%
Other (expense) income	$(125)		$(1)		$(124)	12,400%

Total other expenses, net	$(159)		$(2,934)		$2,775	(95)%
Loss before income taxes	$(2,849)		$(3,786)		$937	(25)%
Provision for income tax	$0		$0		$0
Net loss	$(2,849)		$(3,786)		$937	(25)%
Deemed dividend related to Shortfall Warrants modification	$0		$0		$-
Net loss attributable to common stakeholders (i)	$(2,849)		$(3,786)		$937

Weighted-average common shares outstanding - basic and diluted (ii)	28,965,344		7,270,964

Net loss per common share - basic and diluted (i)/(ii)	$(0.10)		$(0.52)

Comprehensive income (loss):
Net Loss	$(2,849)		$(3,786)		$937	(25)%
Change in foreign currency translation adjustment	$0		0		$0
Total comprehensive loss	$(2,849)		$(3,786)		$937	(25)%

(1) (a) Includes stock-based compensation expense as follows:

	Three months ended June 30,
	2026	2025	$ Variance
General and administrative	$37	$40	$3
Cost of revenue	$5	$4	$(1)
Selling and marketing	$4	$8	$4
Research and development	$6	$1	$(5)
Total stock-based compensation expense	$52	$53	$1

(b) Includes restricted stock unit expense as follows:

	Three months ended June 30,
	2026	2025	$ Variance
General and administrative	$399	$-	$(399)
Cost of revenue	$6	$-	$(6)
Selling and marketing	$7	$-	$(7)
Research and development	$8	$-	$(8)
Total restricted stock unit expense	$420	$-	$(420)

Six months ended June 30, 2026, compared to Six Months Ended June 30, 2025

	Six months ended June 30,
(In thousands)	2026	2025	$ Variance	% Variance

Revenue	$3,673	$3,987	$(314)	(8)%
Cost of revenue (1)	$(1,762)	$(1,692)	$(70)	4%
Gross profit	$1,911	$2,295	$(384)	(17)%

Operating expenses:
Selling and marketing (1)	$795	$641	$154	24%
General and administrative (1)	$6,251	$3,499	$2,752	79%
Research and development (1)	$590	$324	$266	82%
Total operating expenses	$7,636	$4,464	$3,172	71%
Loss from operations	$(5,725)	$(2,169)	$(3,556)	164%

Other (expense) income:
Interest expense	$(106)	$(139)	$33	(24)%
Loss on extinguishment of convertible notes payable	$0	$(391)	$391	(100)%
Gain on extinguishment of payable	$507	$0	$507	100%
Gain on change in fair value of convertible notes, and warrant liability	49	(1,344)	1,393	(104)%
Gain on change in fair value of Forward Purchase derivative liability	$1,608	$0	$1,608	100%
Other (expense) income	$(50)	$4	$(54)	(1,350)%

Total other (expense)/income, net	$2,008	$(1,870)	$3,878	(207)%
Loss before income taxes	$(3,717)	$(4,039)	$322	(8)%
Provision for income tax	$(4)	$0	$(4)
Net loss	$(3,721)	$(4,039)	$318	(8)%
Deemed dividend related to Shortfall Warrants modification	$(84)	$0	$(84)	100%
Net loss attributable to common stakeholders (i)	$(3,805)	$(4,039)	$234	(6)%

Weighted-average common shares outstanding - basic and diluted (ii)	28,952,133	7,270,964

Net loss per common share - basic and diluted (i)/(ii)	$(0.13)	$(0.56)

Comprehensive income (loss):
Net Loss	$(3,721)	$(4,039)	$318	(8)%
Change in foreign currency translation adjustment	$9	$0	$9	100%
Total comprehensive loss	$(3,712)	$(4,039)	$327	(8)%

(1) (a) Includes stock-based compensation expense as follows:

	Six months ended June 30,
	2026	2025	$ Variance
General and administrative	$74	$78	$4
Cost of revenue	$10	$10	$0
Selling and marketing	$7	$19	$12
Research and development	$16	$11	$(5)
Total stock-based compensation expense	$107	$118	$11

(b) Includes restricted stock unit expense as follows:

	Six months ended June 30,
	2026	2025	$ Variance
General and administrative	$741	$-	$(741)
Cost of revenue	$8	$-	$(8)
Selling and marketing	$10	$-	$(10)
Research and development	$12	$-	$(12)
Total restricted stock unit expense	$771	$-	$(771)

For Revenue recognition policy refer note details under “Critical accounting policies and estimates” section.

We provide services to customers worldwide, with the majority of revenues being derived from contracts with customers located within the United States. The table below presents the breakdown of our revenues, based on the customer’s location (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer Locations
United States	$1,701	$1,842	$3,525	$3,723
Rest of the world	$93	$192	$148	$264
Total revenue	$1,794	$2,034	$3,673	$3,987

The table below presents the breakdown of our revenues, based on the type of services (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service type
AI Solutions (Product and Services) *	$1,784	$1,913	$3656	$3,866
AI Education Services	$10	$121	$17	$121
Total revenue	$1,794	$2,034	$3,673	$3,987

*AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Revenue for the three months ended June 30, 2026, reduced to $ 1.79 million as compared to $ 2.03 million for the three months ended June 30, 2025, primarily due to lower revenue from AI Solutions (Products and Services) of $0.13 million and AI Education Service of $0.11 million. Overall revenue decreased by $0.24 million during the period. The decrease is attributable to net decrease in total clients for the period.

Revenue for the six months ended June 30, 2026, reduced to $ 3.67 million as compared to $ 3.99 million for the six months ended June 30, 2025, primarily due to lower revenue from AI Solutions (Products and Services) of $0.21 million and AI Education Service of $0.10 million. Overall revenue decreased by $0.31 million during the period. The decrease is attributable to net decrease in total clients for the period.

Cost of revenue – Cost of revenue primarily consists of consulting and payroll expenses that are assigned to building AI solutions. Cost of revenue increased by $0.003 million, to $0.83 million for the three months ended June 30, 2026, compared to $0.83 million for the three months ended June 30, 2025. The increase was primarily driven by annual salary increments.

Cost of revenue increased by $0.07 million, to $1.76 million for the six months ended June 30, 2026, compared to $1.69 million for the six months ended June 30, 2025. The increase was primarily driven by annual salary increments.

Gross profit – Gross profit is calculated as revenue less total cost of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix changes among our service agreements, and product mix changes between established services and new services.

Gross profit decreased by $0.24 million, to $0.96 million for the three months ended June 30, 2026, compared to $1.21 million for the three months ended June 30, 2025. Gross profit decreased by $0.39 million, to $1.91 million for the six months ended June 30, 2026, compared to $2.30 million for the six months ended June 30, 2025.

Selling and marketing expenses – Selling and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, travel and accommodation expenses, as well as advertising and consulting costs related to such activities.

Selling and marketing expenses increased by $0.05 million, from $0.33 million for the three months ended June 30, 2025, to $0.38 million for the three months ended June 30, 2026. The increase was primarily attributable to higher consulting fees and advertising expenses.

Selling and marketing expenses increased by $0.15 million, from $0.64 million for the six months ended June 30, 2025, to $0.79 million for the six months ended June 30, 2026. The increase was primarily attributable to higher consulting fees and advertising expenses.

General and administrative expenses – General and administrative expenses consist of expenses associated with general and administrative functions of the business such as the costs of salaries, IT infrastructure, bad debt, travel, legal and accounting services, insurance, rent, software and tools, meals, other professional services activities, and certain non-income taxes.

General and administrative expenses increased by $1.41 million, from $1.57 million for the three months ended June 30, 2025, to $2.98 million for the three months ended June 30, 2026. The increase was primarily driven by a rise in stock-based compensation expense of $0.40 million attributable to the issuance of restricted stock units (“RSUs”) during the current period, which did not exist in the prior year quarter. Further, the Professional services costs increased by $0.47 million, driven by an increment in audit and consulting fees. In 2025, $0.15 million of the professional service cost was capitalized as IPO transaction cost in 2025 whereas it is NIL in 2026. In addition, other general expenses, payroll increased by $0.26 million due to annual salary increments, insurance policy by $0.11 million, other operating expenses by $0.10 million and BOD’s compensation by $0.07 million.

General and administrative expenses increased by $2.75 million, from $3.5 million for the six months ended June 30, 2025, to $6.25 million for the six months ended June 30, 2026. The increase was primarily driven by a rise in stock-based compensation expense of $0.74 million attributable to the issuance of restricted stock units (“RSUs”) during the current period, which did not exist in the prior year quarter. Further, the Professional services costs increased by $0.97 million, driven by an increment in audit and consulting fees. In 2025, $0.14 million of the professional service cost was capitalized as IPO transaction cost whereas as it is NIL in 2026. In addition, other general expenses, payroll increased by $0.55 million due to annual salary increments, insurance policy by $0.21 million, other operating expenses by $0.15 million and BOD’s compensation by $0.13 million.

Research and development expenses – Research and development expenses include costs associated with software product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance.

Research and development expenses for the three months ended June 30, 2026, increased by $0.13 million to $0.29 million as compared to $0.16 million for the three months ended June 30, 2025. The increase was primarily due to increase in payroll expenses.

Research and development expenses for the six months ended June 30, 2026, increased by $0.27 million to $0.59 million as compared to $0.32 million for the six months ended June 30, 2025. The increase was primarily due to increase in payroll expenses.

Interest expense – Interest expense represents interest payable on our borrowings, as well as debt financing and equity issuance costs that are amortized to interest expense.

Interest expense decreased by $0.02 million to $0.05 million for the three months ended June 30, 2026, from $0.07 million for the three months ended June 30, 2025.

Interest expense decreased by $0.03 million to $0.11 million for the six months ended June 30, 2026, from $0.14 million for the six months ended June 30, 2025. The decrease for both three months ended and six months ended June 30, 2026 was primarily due to a lower outstanding balance of promissory notes, as pursuant of the consummation of the Business Combination on October 22, 2025, substantially all Fusemachines convertible notes that were issued and outstanding immediately prior to the Closing were converted into shares of Legacy Fusemachines common stock in accordance with the respective convertible note agreements. As a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of June 30, 2026 other than related party note payable related to Dolma amounting to $300 thousand.

Loss on extinguishment of debt – Loss on extinguishment of debt for the three months ended June 30, 2026 and 2025 was Nil. Loss on extinguishment of debt for the six months ended June 30, 2026 was Nil as compared to $0.39 million for the six months ended June 30, 2025, represents $0.1 million related to April 2024 Convertible Note, $0.1 million related to June 2024 Convertible Note and $0.2 million related to September 2024 Convertible Notes. Loss on extinguishment of debt are related to modification of the aforementioned loans on account of change in conversion price from $4.94 to $3.15 was accounted for under the substantial premium model in accordance with ASC 470, Debt where the excess above the fair value of these notes was recorded as loss on extinguishment of debt.

Gain on extinguishment of payable - During the three months ended June 30, 2026 , gain on extinguishment of payable of $0.01 million and three months ended June 30, 2025 gain on extinguishment of payable was NIL. During the six months ended June 30, 2026, the Company recognized a gain on extinguishment of payable of $0.51 million, with no corresponding amount recorded in the six months ended June 30, 2025.

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

Gain on change in fair value for the three months ended June 30, 2026 was $0.01 million as compared to loss of $2.86 million for the three months ended June 30, 2025. Out of the aforementioned gain for the three months ended June 30, 2026, gain of $0.02 million related to fair value of forward purchase derivative liability and remaining loss in fair value of $0.01 million related to common stock warrant liability. This gain in fair value of common stock warrant liability was primarily driven by changes in key valuation inputs, including the Company’s relatively low share price of $1.05, elevated equity volatility of 65.0%, and the remaining contractual term of approximately 7.16 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement. In addition, gain of approximately $0.02 million in the fair value of forward purchase derivative liability is driven by changes in key valuation inputs, including the Company’s relatively Volume weighted average price (VWAP) of $1.06, elevated equity volatility of 65%, and the remaining contractual term of approximately 2.32 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement. Further impacted by adjustments for counterparty credit risk of 6.6%.

Gain on change in fair value for the six months ended June 30, 2026 was 1.66 million as compared to loss of $1.34 million for the six months ended June 30, 2025. Out of the aforementioned gain for the six months ended June 30, 2026, gain of $1.61 million related to fair value of forward purchase derivative liability and remaining gain in fair value of $0.05 million related to common stock warrant liability.

In connection with the consummation of the Business Combination on October 22, 2025, substantially all outstanding convertible notes were either converted into equity or repaid during the year ended December 31, 2025. Accordingly, no fair value changes were recognized during the three months ended June 30, 2026.

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

For the quarter ended June 30, 2025, loss in fair value of $2.86 million which primarily represents related to change in fair value of convertible notes. We qualified for and elected to account for the convertible notes under the fair value option and, in doing so, bypassed the analysis of potential embedded derivative features. As a result, the convertible notes were recorded at fair value upon issuance and recorded as gain and loss on change in fair value in the unaudited condensed consolidated interim statements of operations and comprehensive loss, for the three months ended June 30, 2025.

Other (expense) income – Other (expense) income consists of our proportional share of earnings and losses related to foreign exchange, and other miscellaneous expenses and income.

Other loss for the three months ended June 30, 2026, was $125 thousand, compared to other loss of $1 thousand for the three months ended June 30, 2025, representing other loss primarily related to foreign exchange.

Other loss for the six months ended June 30, 2026, was $50 thousand, compared to other income of $4 thousand for the six months ended June 30, 2025, representing other loss primarily related to foreign exchange.

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

Provision for income tax is Nil thousand for the three months ended June 30, 2026 and Nil for the three months ended June 30, 2025.

Provision for income tax is $4 thousand for the six months ended June 30, 2026 and Nil for the six months ended June 30, 2025.

Net loss – Net loss for the three months ended June 30, 2026 was $2.85 million, compared to a net loss of $3.79 million for three months ended June 30, 2025. The change was the result of increase in selling and marketing expenses, general and administrative, research and development in the current period. These unfavorable items were partially offset by a gain on extinguishment of payable, lower interest expense, combined with a gain on the change in fair value of the forward purchase derivative liability and the absence of a loss on extinguishment of convertible notes payable that was recorded in the prior year period.

Net loss for the six months ended June 30, 2026 was $3.72 million, compared to a net loss of $4.04 million for six months ended June 30, 2025. The change was the result of increase in selling and marketing expenses, general and administrative, research and development in the current period. These unfavorable items were partially offset by a gain on extinguishment of payable, lower interest expense, combined with a gain on the change in fair value of the forward purchase derivative liability and the absence of a loss on extinguishment of convertible notes payable that was recorded in the prior year period.

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

The Company defines adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) as net loss before interest expense, income tax expense (benefit), depreciation and amortization, as adjusted to exclude stock-based compensation, fair value changes and gain or loss on extinguishment of debt and payable.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended June 30, 2026, and June 30, 2025, as well as for six months ended June 30, 2026, and June 30, 2025, are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(2,849)	$(3,786)	$(3,721)	$(4,039)
Interest expense	$52	$73	$106	$139
Provision for tax	$0	$0	$4	$0
Depreciation and amortization	$61	$47	$117	$92
EBITDA	$(2,736)	$(3,666)	$(3,494)	$(3,808)
Stock-based compensation	$52	$53	$107	$118
Restricted stock unit expense	$420	$-	$771	$0
Fair value adjustments (1)	$(10)	$2,860	$(1,657)	$1,344
Extinguishment of payable	$(8)	$0	$(507)	$0
Extinguishment of debt	$-	$-	$-	$391
Adjusted EBITDA	$(2,282)	$(753)	$(4,780)	$(1,955)

(1) Represents change in fair value of convertible notes, warrant liability and forward purchase derivative liability.

Liquidity and Capital Resources as of June 30, 2026

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

We formally evaluated our liquidity and cash position most recently in 2026 when preparing our 2026 unaudited condensed consolidated interim financial statements. As of June 30, 2026, we had cash of approximately $0.37 million and a net working capital deficit of approximately $16.75 million. As of that date, we also had an accumulated deficit of approximately $38.95 million and a net loss of $3.72 million for the six months ended June 30, 2026.

As of June 30, 2025, we had cash of approximately $0.47 million and a net working capital deficit of approximately $13.80 million. As of June 30, 2025, we had an accumulated deficit of $38.26 million and a net loss of $4.04 million for the six months ended June 30, 2025.

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

Cash flows

Quarterly Cash Flows

The following table summarizes our cash flows for the periods presented

	Six months ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(3,511)	$(149)
Investing activities	$(115)	$(60)
Financing activities	$(223)	$180
Effect of exchange rate changes on cash	$(4)	$-
Net increase (decrease) in cash	$(3,853)	$(29)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 increased by $3.36 million to $3.51 million, compared to $0.15 million in the same period in 2025. This increase was primarily driven by an increase in Selling and marketing expenses, General and administrative, Research and development, Gain on extinguishment of payable and decrease in Interest expense, Gain/loss on change in fair value. Further, changes in working capital decreased to $1.32 million from $1.8 million in the prior year. The $3.51 million net cash used in operating activities in 2026 was primarily related to (i) a net loss of $3.72 million, offset by; (ii) depreciation and amortization of $0.12 million; (iii) provision for credit losses of ($0.04) million; (iv) stock-based compensation and restricted stock unit compensation of $0.88 million; (v) amortization of right-of-use assets of $0.04 million; (vi) Changes in fair value of common stock warrant liability and forward purchase derivative liability at fair value of ($1.61) million (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.06 million; (viii) Gain on extinguishment of payable of ($0.51) million (ix) Working capital changes of $1.3 million.

Net cash used in operating activities during the six months ended June 30, 2025 was $0.15 million. The $0.15 million net cash used in operating activities in 2025 was primarily related to (i) a net loss of $4.04 million, offset by; (ii) depreciation and amortization of $0.09 million; (iii) provision for credit losses of $0.06 million; (iv) stock-based compensation of $0.12 million; (v) amortization of right-of-use assets of $0.04 million; (vi) changes in fair value of convertible notes and common stock warrant liability ($1.34) million; (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.05 million; (viii) Loss on extinguishment of convertible note payable of $0.39 million and (ix) Working capital changes of $1.8 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026, was $(0.12) million compared to ($0.06) million during the six months ended June 30, 2025. The $0.12 million net cash used in investing activities in 2026 consisted of $0.09 million in costs capitalized for internally developed software and $0.03 million in purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2025 was $(0.06) million and consisted of purchases of property and equipment of $0.006 million, costs capitalized for internally developed software of $0.05 million.

Financing Activities

Net cash used in financing activities was $(0.22) million in the six months ended June 30, 2026, compared to $0.18 million in June 30, 2025, representing a decrease of $0.40 million over the respective periods. The decrease in cash flow from financing activities was primarily due to payments of director and officer insurance liability of $0.28 million.

Net cash provided by financing activities was $0.18 million in the six months ended June 30, 2025. The $0.18 million net cash provided by financing activities in 2025 consisted of Proceeds from convertible notes payable of $0.18 million.

Contractual Obligations and Commitments

Our contractual cash obligations as of June 30, 2026, are summarized in the table below:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Debt (1)	$300	$0	$0	$0	$0	$0	$300
Interest	$40	$5	$0	$0	$0	$0	$45
Mandatorily redeemable preferred and ordinary stock	$0	$1,486	$0	$0	$0	$0	$1,486
Operating lease	$76	$159	$167	$175	$184	$225	$986
Legal counsel fee arrangement	$625	$0	$0	$0	$0	$0	$625
Professional service arrangement	$1,834	$199	$0	$0	$0	$0	$2033
Total	$2,875	$1,849	$167	$175	$184	$225	$5475

(1) As discussed in Note 5, Long-Term Debt, pursuant to business combination substantially all convertible debt and related party debt has been settled either in cash or equity as per the terms of respective debt agreements. Accordingly, no convertible notes or related party notes payable remained outstanding as of June 30, 2026, other than related party note payable related to Dolma amounting to $300 thousand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

Refer to Note 12, “Related Parties” of the unaudited condensed consolidated interim financial statements contained elsewhere in this quarterly report, for disclosure of our related party transactions.

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

For fixed-fee arrangements that include distinct, milestone-based deliverables (for example, discrete design, architecture, or platform-development phases), where either of the criterion laid down in ASC 606-10-25-27(a), (b) or (c) are met, the Company recognizes revenue over time under a percentage-of-completion (“POC”) method, rather than the right-to-invoice practical expedient. Further the progress toward completion of these arrangements is measured using the output method i.e. based on the deliverables completed and accepted by the customer relative to total contractual deliverables for that performance obligation.

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

Company’s AI Solutions includes product revenues primarily comprising of software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the three and six months ended June 30, 2026 and June 30, 2025 the product revenues were insignificant.

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

Our Chief Executive Officer and Chief Financial Officer, understand the need to conduct an updated evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on a prior evaluation under these criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2025. Some remediation efforts were completed as of June 30, 2026.

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

Management has initiated or is in the process of implementing the following remediation measures to address the identified material weaknesses. These remediation efforts were not yet tested and therefore not yet effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026.

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

Risks Related to the August 2026 Note and Warrant Financing with Meteora

The issuance of shares upon conversion of the Notes and exercise of the Warrants will dilute our stockholders, and our obligation to register the resale of those shares, or our failure to meet the applicable filing and effectiveness deadlines, could adversely affect the trading price of our Common Stock and result in an event of default under the Notes.

On August 2, 2026, we entered into separate Securities Purchase Agreements with certain accredited and institutional investors (collectively, the “Purchasers”), pursuant to which we issued 18% original issue discount senior unsecured convertible promissory notes due February 12, 2027 (the “Notes”) in an aggregate original principal amount of $2,500,000, for an aggregate purchase price of $2,050,000, together with common stock purchase warrants (the “Warrants”) to purchase up to an aggregate of 2,050,000 shares of our Common Stock. The Notes are convertible at the option of the holders at a fixed conversion price of $4.20 per share, which would result in the issuance of up to approximately 595,238 shares of Common Stock if converted in full, and the Warrants are exercisable at a fixed exercise price of $4.20 per share. The issuance of shares upon conversion of the Notes and exercise of the Warrants will dilute the ownership interests of our existing stockholders, and any sales of those shares in the public market, or the perception that such sales may occur, could adversely affect the market price of our Common Stock. We are obligated to file a resale registration statement with the SEC covering the resale of the shares issuable upon conversion of the Notes and exercise of the Warrants within 30 days of the closing of this financing, and to use our best efforts to cause it to be declared effective within 60 days of closing (or 120 days if the SEC reviews and comments on the registration statement). Our failure to meet these filing or effectiveness deadlines would constitute an event of default under the Notes, which could permit the holders to accelerate the Notes and require immediate repayment, and would have a material adverse effect on our liquidity and financial condition.

Amendments to our existing Forward Purchase Agreement and Shortfall Warrants with Meteora, entered into concurrently with the Notes and Warrants, could increase the dilutive impact and volatility of those instruments.

Concurrently with the issuance of the Notes and Warrants, we entered into a Second Forward Purchase Agreement Confirmation Amendment and a Second Common Stock Purchase Warrant Amendment with certain of the Meteora entities. The Second Forward Purchase Agreement Confirmation Amendment resets the Termination Price under our existing Forward Purchase Agreement weekly to the lower of $12.00 per share or the prior week’s volume-weighted average price of our Common Stock, without the minimum price floors that applied under the prior amendment to that agreement. The Second Common Stock Purchase Warrant Amendment replaces the fixed $10.00 per share exercise price of our outstanding Shortfall Warrants, which are exercisable for up to 2,108,070 shares of Common Stock, with a floating exercise price equal to the greater of the Termination Price under the Forward Purchase Agreement (as so amended) or $0.85 per share. As a result of these amendments, the exercise price of the Shortfall Warrants could decline if the trading price of our Common Stock declines, which could result in increased dilution to our stockholders and increased volatility in the fair value of our forward purchase derivative liability and warrant liabilities. We are currently evaluating the accounting and financial reporting implications of these amendments.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are listed on the Nasdaq Global Market under the symbols “FUSE” and “FUSEW.” In order to continue the listing of these securities on the Nasdaq Global Market, we are required to maintain certain financial, distribution and stock price levels. On January 15, 2026, we received a notification letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq Staff”) indicating that we were not in compliance with the continued listing requirement to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 for the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C). On July 7, 2026, Nasdaq notified us that we had regained compliance with this requirement, closing out that matter. However, on July 24, 2026, we received a new notification letter from the Nasdaq Staff indicating that we are not in compliance with the MVPHS requirement, based on our MVPHS having been below $15,000,000 for the 30 consecutive business days from June 10, 2026 through July 23, 2026. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until January 20, 2027, to regain compliance with the MVPHS requirement. If at any time before January 20, 2027, our MVPHS closes at or above $15,000,000 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. Further, on March 27, 2026, we received a deficiency notice from the Nasdaq Staff notifying us that for the last 30 consecutive business days our securities had not maintained the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required by the continued listing requirements of Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until September 23, 2026, to regain compliance with the MVLS requirement. If at any time before September 23, 2026, our MVLS closes at or above $50,000,000 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Common Stock Purchase Agreement, dated as of April 17, 2026, by and between Fusemachines Inc. and Roth Principal Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 17, 2026, File no. 001-42909).
10.2

Registration Rights Agreement, dated as of April 17, 2026, by and between Fusemachines Inc. and Roth Principal Investments, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 17, 2026, File no. 001-42909).

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

FUSEMACHINES INC.

Date: August 7, 2026	By:	/s/ Christine Chambers
Christine Chambers
Chief Financial Officer
(Principal Financial and Accounting Officer)

