Form 10-Q
period 2026-09-30
Fusemachines Inc.
filed 2026-11-03
CIK 2033383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 32,544,711 shares of voting common stock outstanding.

Fusemachines Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

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

ii

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Balance Sheets

(all amounts in USD, in thousands, except number of shares and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	1,454	4,221
Accounts receivable, net	1,400	1,264
Unbilled revenue	16	16
Prepaid expenses and other current assets	575	753
Customer incentive asset, current	193	-
Total current assets	3,638	6,254
Property and equipment, net	244	305
Customer incentive asset, non-current	364	-
Intangible assets, net	259	206
Deferred tax assets	11	11
Operating lease right-of-use assets	482	744
Other assets	11	16
Total assets	5,009	7,536
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	4,527	5,012
Accrued expenses and other current liabilities	4,734	4,618
Convertible notes payable, current	1,245	-
Related party loan payable, current	300	300
Forward purchase derivative liability	708	9,692
Operating lease liability, current	45	85
Short term debt	64	342
Cumulative mandatorily redeemable common and preferred stock liability, current	1,063
Total current liabilities	12,686	20,049
Accounts payable non-current	-	143
Warrant liability	30	121
Cumulative mandatorily redeemable common and preferred stock liability, non-current	-	1,048
Operating lease liability	508	751
Total liabilities	13,224	22,112
Commitments and Contingencies
Stockholder’s deficit:
Convertible preferred stock ($0.0001 par value, 5,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; Nil shares issued as of September 30, 2026 and December 31, 2025, respectively; Nil shares outstanding as of September 30, 2026 and December 31, 2025)	-	-
Common stock ($0.0001 par value, 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 32,424,711 shares and 28,938,266 shares issued and outstanding as of September 30,2026 and December 31, 2025, respectively)	4	3
Additional paid in capital	35,821	31,311
Share subscription receivable	(738)	(11,005)
Accumulated deficit	(43,573)	(35,145)
Accumulated other comprehensive income	271	260
Total stockholders’ deficit	(8,215)	(14,576)
Total liabilities and stockholders’ deficit	5,009	7,536

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(all amounts in USD, in thousands, except number of shares and per share data)

	Three Months ended, September 30		Nine Months ended, September 30
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)

Revenue	1,845	1,792	5,518	5,779
Cost of revenue	(864)	(796)	(2,626)	(2,488)
Gross Profit	981	996	2,892	3,291
Operating expenses:
Selling and marketing	356	293	1,151	934
General and administrative	2,653	1,632	8,904	5,131
Research and development	286	165	876	489
Total operating expenses	3,295	2,090	10,931	6,554
Loss from operations	(2,314)	(1,094)	(8,039)	(3,263)
Other (expense) income:
Interest expense	(353)	(74)	(459)	(213)
Loss on extinguishment of convertible notes payable	-	-	-	(391)
Gain on extinguishment of payable	105	-	612	-
Gain/(loss) on change in fair value of convertible notes and warrant liability	42	(61)	91	(1,405)
Loss on change in fair value of forward purchase derivative liability	(2,212)	-	(604)	-
Other (expense) income	109	55	59	59
Total other (expense)/income, net	(2,309)	(80)	(301)	(1,950)
Loss before income taxes	(4,623)	(1,174)	(8,340)	(5,213)
Provision for income tax	-	-	(4)	-
Net loss	(4,623)	(1,174)	(8,344)	(5,213)
Deemed dividend related to Shortfall Warrants modification			(84)	-
Net loss attributable to common stockholders (i)	(4,623)	(1,174)	(8,428)	(5,213)

Weighted-average common shares outstanding - basic and diluted (ii)	30,586,609	7,672,654	29,502,942	7,406,332
Net loss per common share - basic and diluted (i/ii)	(0.15)	(0.15)	(0.29)	(0.70)

Other Comprehensive income (loss)
Net loss	(4,623)	(1,174)	(8,344)	(5,213)
Change in foreign currency translation adjustment	2	8	11	8
Total comprehensive loss	(4,621)	(1,166)	(8,333)	(5,205)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Stockholder’ Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Three months ended September 30, 2026	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at June 30, 2026	-	-	28,985,302	3	32,329	-	-	(11,005)	(38,950)	269	(17,354)
Stock-based compensation	-	-	-	-	431	-	-	-	-	-	431
Net loss	-	-	-	-	-	-	-	-	(4,623)	-	(4,623)
Issuance of common stock upon exercise of Restricted stock units option	-	-	19,572	-	-	-	-	-	-	-	-
Settlement proceeds on account of partial early termination of forward contract (Refer note 15)	-	-	-	-	-	-	-	679	-	-	679
Adjustment of share subscription receivable on account of partial early termination of forward contract (Refer note 15)	-	-	-	-	-	-	-	9,588	-	-	9,588
Issuance of common stock as consideration payable to customer (Refer note 4)	-	-	750,000	1	578	-	-	-	-	-	579
Warrants issued in connection with new Convertible Notes (Refer note 6)	-	-	-	-	231	-	-	-	-	-	231
Shortfall warrant amendment (Refer note 16)	-	-	-	-	494	-	-	-	-	-	494
Issuance of common stock to settle outstanding severance pay of employees (Refer note 9)	-	-	530,902	-	460	-	-	-	-	-	460
Issuance of common stock to settle outstanding invoices of vendor (Refer note 18)	-	-	2,138,935	-	1,298	-	-	-	-	-	1,298
Foreign currency translation	-	-	-	-	-	-	-	-	-	2	2
Balance at September 30, 2026 (unaudited)	-	-	32,424,711	4	35,821	-	-	(738)	(43,573)	271	(8,215)

	Convertible preferred stock *		Common stock *			Treasury stock *				Accumulated
Three months ended September 30, 2025	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at June 30, 2025	5,950,673	7,865	7,270,964	1	5,211	438,903	(2,903)	-	(38,256)	250	(27,832)
Stock-based compensation	-	-	-	-	58	-	-	-	-	-	58
Net loss	-	-	-	-		-	-	-	(1,174)		(1,174)
Issuance of common stock upon cashless exercise	-	-	745,896	-	-	-	-	-	-	-	-
Shares withheld related to cashless exercise	-	-	(79,234)	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	8	8
Balance at September 30, 2025 (unaudited)	5,950,673	7,865	7,937,626	1	5,269	438,903	(2,903)	-	(39,430)	258	(28,940)

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Stockholder’ Deficit

(all amounts in USD, in thousands, except number of shares and per share data)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Nine months ended September 30, 2026	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at December 31, 2025	-	-	28,938,266	3	31,311	-	-	(11,005)	(35,145)	260	(14,576)
Stock-based compensation	-	-	-	-	1,309	-	-	-	-	-	1,309
Net loss	-	-	-	-	-	-	-	-	(8,344)	-	(8,344)
Issuance of common stock upon cashless exercise of stock option	-	-	21,456	-	39	-	-	-	-	-	39
Issuance of common stock upon exercise of stock option	-		26,321	-	18	-	-	-	-	-	18
Shares withheld related to cashless exercise	-	-	(741)	-	(1)	-	-	-	-	-	(1)
Issuance of common stock upon cashless exercise of Restricted stock unit’s option	-	-	19,572	-	-	-	-	-	-	-	-
Settlement proceeds on account of partial early termination of forward contract (Refer note 15)	-	-	-	-	-	-	-	679	-	-	679
Adjustment of share subscription receivable on account of partial early termination of forward contract (Refer note 15)	-	-	-	-	-	-	-	9,588	-	-	9,588
Issuance of common stock as consideration payable to customer (Refer note 4)	-	-	750,000	1	578	-	-	-	-	-	579
Warrants issued in connection with new Convertible Notes (Refer note 6)	-	-	-	-	231	-	-	-	-	-	231
Shortfall warrant amendment (Refer note 16)	-	-	-	-	494	-	-	-	-	-	494
Issuance of common stock to settle outstanding severance pay of employees (Refer note 9)	-	-	530,902	-	460	-	-	-	-	-	460
Issuance of common stock to settle outstanding invoices of vendor (Refer note 18)	-	-	2,138,935	-	1,298	-	-	-	-	-	1,298
Deemed dividend related to Shortfall Warrants modification (Refer note 16)	-	-	-	-	84	-	-	-	(84)	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	11	11
Balance at September 30, 2026 (unaudited)	-	-	32,424,711	4	35,821	-	-	(738)	(43,573)	271	(8,215)

	Convertible preferred stock*		Common stock *			Treasury stock*				Accumulated
Nine months ended September 30, 2025	Shares	Amount	Shares	Amount	Additional paid-in capital Amount	Shares	Amount	Share Subscription Receivable Amount	Accumulated deficit Amount	other comprehensive Income Amount	Total stockholders’ deficit Amount
Balance at December 31, 2024 (Audited)	9,043,234	7,865	11,039,388	2	4,698	667,000	(2,903)	-	(34,217)	250	(24,305)
Retroactive application of recapitalization	(3,092,561)	-	(3,775,196)	(1)	1	(228,097)	-	-	-	-	-
Balance at December 31, 2024 (Audited)	5,950,673	7,865	7,264,192	1	4,699	438,903	(2,903)	-	(34,217)	250	(24,305)
Stock-based compensation	-	-	-	-	176	-	-	-	-	-	176
Net loss	-	-	-	-	-	-	-	-	(5,213)	-	(5,213)
Issuance of common stock upon cashless exercise	-	-	745,896	-	707	-	-	-	-	-	707
Shares withheld related to cashless exercise	-	-	(79,234)	-	(707)	-	-	-	-	-	(707)
Loss for extinguishment of convertible notes payable	-	-	-	-	391	-	-	-	-	-	391
Issuance of shares upon repayment of 2023 Promissory Notes	-	-	6,772	-	3	-	-	-	-	-	3
Foreign currency translation										8	8
Balance at September 30, 2025 (unaudited)	5,950,673	7,865	7,937,626	1	5,269	438,903	(2,903)	-	(39,430)	258	(28,940)

*	The number of shares of convertible preferred stock, common stock and treasury stock issued and outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger.

*	In connection with the consummation of the business combination, the Company adopted a new capital structure and amended the par value of its common stock from $0.00001 per share to $0.0001 per share. Accordingly, the historical equity presentation has been adjusted to reflect the revised par value of the Company’s common stock. The change resulted in a reclassification of amounts within stockholders’ equity from additional paid-in capital to common stock to reflect the increased par value per share. This reclassification had no impact on total stockholders’ deficit.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries

Condensed Consolidated Interim Statements of Cash Flows

(all amounts in USD, in thousands)

	Nine months ended September 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities
Net Loss	(8,344)	(5,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	74	73
Amortization of intangible asset	103	66
Amortization of customer incentive asset	22	-
Provision for credit losses	-	46
Stock-based compensation	1,309	176
Amortization of right-of-use assets	215	65
Amortization of convertible note discount	294	-
Changes in fair value of convertible notes at fair value and warrant liability	(91)	1,405
Change in fair value of forward purchase derivative liability	604	-
Accretion of cumulative mandatorily redeemable common and preferred stock liability	83	71
Loss on extinguishment of debt	-	391
Gain on extinguishment of payable	(612)	-
Unrealized foreign exchange gain/(loss)	-	(7)
Changes in operating assets and liabilities:
Accounts receivable, current, net	(208)	87
Unbilled revenue	(20)	56
Prepaid expenses and other current assets	185	(44)
Accounts receivable, net	-	4
Other assets	4	(7)
Accounts payable	(156)	1,989
Operating lease liabilities	(232)	(53)
Accrued expenses and other current liabilities	1,963	461
Deferred revenue	-	(54)
Net cash used in operating activities	(4,807)	(488)
Cash flows from investing activities
Costs capitalized for internally developed software	(157)	(72)
Purchases of property and equipment	(27)	(8)
Net cash used in investing activities	(184)	(80)
Cash flows from financing activities
Proceeds from Convertible notes payable, current	2,050	180
Repayment of Convertible notes payable, current	(224)	-
Proceeds received from sales of forward purchase agreement shares	679	-
Payment of director and officer insurance liability (short term debt)	(376)	-
Proceeds from director and officer insurance liability (short term debt)	98	-
Payment of deferred transaction costs	-	(5)
Net cash (used in) / provided by financing activities	2,227	175
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net change in cash and cash equivalents	(2,767)	(394)
Cash and cash equivalents at beginning of the period	4,221	500
Cash and cash equivalents at end of the period	1,454	106
Supplemental disclosures of cash flow information
Cash paid for income taxes	22	18
Cash paid for interest	12	-
Non-cash investing and financing activities:
Deemed dividend related to shortfall warrant modification	84	-
Common Stock issued upon cashless exercise of stock options	39	707
Unpaid deferred transaction costs as of the end of the period	-	507
Waiver of deferred transaction costs as of the end of the period	-	505
Issuance of shares vested upon repayment and forgiveness of 2023 Promissory Notes	-	3
Warrants issues in connection with new Convertible Notes (Refer note 6)	231	-
Shortfall warrant amendment (Refer note 16)	494	-
Issuance of common stock as consideration payable to customer (Refer note 4)	578
Issuance of common stock to settle outstanding severance pay of employees (Refer note 9)	460	-
Issuance of common stock to settle outstanding invoices of vendor (Refer note 18)	1,298	-
Adjustment of share subscription receivable on account of partial early termination of forward contract (Refer note 15)	9,588
(Loss)/Gain on extinguishment of debt	-	(391)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 1. Organization

Fusemachines Inc. (“Company” or “Pubco”) provides agentic AI solutions, offering innovative AI products and services to businesses. The Company was originally incorporated on April 13, 2021 under the name CSLM Acquisition, Corp. (“CSLM”), as a Cayman Islands exempted Company, a special purpose acquisition company (“SPAC”) formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Upon consummation of the Business Combination, Fusemachines USA, Inc. (“Legacy Fusemachines”) became the surviving corporation and a wholly-owned subsidiary of the Company. The Company operated through the following legal entities and branch:

●	Fusemachines USA, Inc (Wholly Owned Subsidiary)
●	Fusemachines Nepal Inc. (Wholly Owned Holding Company)
●	Fusemachines Nepal Private Ltd. (Majority Owned Subsidiary)
●	Fusemachines Canada Inc (Wholly Owned Subsidiary)
●	Fusemachines India Inc. (Dormant Holding Company)
●	Fusemachines Inc. Dominican Republic (Wholly Owned Branch)

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 2. Summary of Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months period ended September 30, 2026, as compared to the significant accounting policies described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements for the year ended December 31, 2025.

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ deficit and cash flows. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated interim financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

The company operates as one operating segment with a focus on AI products, data engineering, AI consulting, and AI services. The Company’s Chief Executive Officer (“CEO”), as the Company’s chief operating decision maker, manages and allocates resources to the operations of the Company on a consolidated basis. This enables the Company’s CEO to assess the overall level of available resources and determine how best to deploy these resources across service lines in line with the Company’s long-term company-wide strategic goals.

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

	Long lived assets as of
	September 30,	December 31,
	2026	2025
Nepal	181	247
United States	322	264
Total long-lived assets	503	511

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

Company’s AI Solutions includes product revenues primarily comprising of software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the period ended September 30, 2026 and September 30, 2025 the product revenues were insignificant.

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

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs for the period three months ended September 30, 2026 and 2025 were $ 22 thousand and $ 9 thousand, whereas for nine months ended September 30, 2026 and 2025 were $ 77 thousand and $ 29 thousand, respectively, which are included in selling and marketing costs and general and administrative cost respectively in the unaudited condensed consolidated interim statements of operations and comprehensive loss.

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

Significant Customers and Suppliers — The concentration of credit risk with respect to accounts receivable is primarily limited to certain customers to which the Company makes substantial sales. To minimize credit risk related to accounts receivable, the Company maintains allowances for potential credit losses based on historical loss patterns as well as future expectations. As of September 30, 2026 and December 31, 2025 the Company had four and three customers respectively whose accounts receivable balance accounted for at least 10% of the Company’s consolidated accounts receivables, respectively. These customers accounted for approximately 52.9% and 47.6% of the Company’s receivables at the end of the respective periods. For the nine-month ended September 30,2026 and 2025, the Company had four and three customers whose revenue accounted for at least 10% of the Company’s consolidated revenue, respectively. These customers accounted for approximately 46.3% and 43.3% of the Company’s total revenue at the end of the respective periods.

The Company pays its suppliers on normal commercial terms and does not believe that there is any significant supply risk from its suppliers. As of September 30, 2026 and December 31, 2025, the Company had two suppliers whose account payable accounted for at least 10% of the Company’s consolidated account payables, respectively. These suppliers accounted for approximately 44.9% and 57.0% of the Company’s total payables at the end of the respective periods.

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

As of September 30, 2026, the Company had cash of approximately $ 1,454 thousand. For the nine months ended September 30, 2026, the Company used approximately $ (4,807) thousand in cash for operating activities. Historically, the Company has incurred recurring net losses from operations and negative cash flows from operating activities. As of September 30, 2026, the Company had an accumulated deficit of approximately $ (43,573) thousand. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these unaudited condensed consolidated interim financial statements were issued.

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

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common shareholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common shareholders for the three and nine -month period ended September 30, 2026 and 2025.

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock or convertible notes, into common stock, under the if-converted method. Due to the net losses for the three and nine-month period ended September 30, 2026 and 2025, basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

Debt Issuance Costs

Costs to issue debt are capitalized and deferred when incurred and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method. Deferred debt issuance costs are presented in the Company’s condensed consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability (refer to Note 6 – Debt). Debt issuance costs are expensed as incurred if they relate to debt for which a fair value option election has been made. The Company follows ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and allocates debt issuance costs between the debt and the warrants on the same basis as proceeds were allocated. Issuance costs related to equity-classified warrants are presented as a direct reduction of additional paid-in capital.

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

In May 2025, the FASB issued Accounting Standards Update No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the definition of a performance condition to include conditions based on a customer’s purchases of the grantor’s goods or services, eliminates the forfeiture policy election for share-based consideration payable to a customer, and clarifies that the variable consideration constraint in Topic 606 does not apply to share-based consideration payable to a customer. ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company early adopted ASU 2025-04 effective January 1, 2026, using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated interim financial statements. The Company had no share-based consideration payable to customers before August 2026, so no cumulative-effect adjustment was required.

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

As of September 30, 2026, the Company’s outstanding borrowings consist of (i) the convertible notes payable issued on August 2, 2026, with a net carrying amount of approximately $ 1,245 thousand and (ii) a related party note payable to Dolma Impact Fund I (“Dolma”) of $300 thousand, which is payable on demand. The Dolma balance was reclassified from a convertible note to a related party note payable on demand during the year ended December 31, 2025. These instruments are carried at amortized cost and are not measured at fair value on a recurring basis. They are therefore not included in the fair value hierarchy table. Refer to Note 6, Debt, for further information on the convertible notes. As of December 31, 2025, the estimated fair values of these instruments approximated their carrying values due to their relatively short maturities.

Financial Instruments Recorded at Fair Value

The following tables present the Company’s fair value hierarchy for its financial liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	-	-	30	30
Forward purchase derivative liability	-	-	708	708
	$-	$-	$738	$738

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant Liability	-	-	121	121
Forward purchase derivative liability	-	-	9,692	9,692
	$-	$-	$9,813	$9,813

Warrant Liabilities

The following table shows the change in the fair value of the warrant liability (in thousands):

Amount
Balance as of December 31, 2024	$945
Change in fair value of warrant liabilities	26
Balance as of March 31, 2025	971
Change in fair value of warrant liabilities	$(122)
Balance as of June 30, 2025	849
Change in fair value of warrant liabilities	1
Balance as of September 30, 2025	$850

Amount
Balance as of December 31, 2025	$121
Change in fair value of warrant liabilities	$(59)
Balance as of March 31, 2026	62
Change in fair value of warrant liabilities	10
Balance as of June 30, 2026	72
Change in fair value of warrant liabilities	(42)
Balance as of September 30, 2026	$30

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Forward Purchase Derivative Liability

The forward purchase derivative liability was recognized at Closing on October 22, 2025. The fair value as of September 30, 2026 was $708 thousand. The following table presents a reconciliation of the Forward Purchase Derivative Liability (in thousands):

Amount
Balance as of December 31, 2025	9,692
Change in fair value of forward purchase derivative liabilities	(1,588)
Balance as of March 31, 2026	8,104
Change in fair value of forward purchase derivative liabilities	(20)
Balance as of June 30, 2026	8,084
Adjustment to forward purchase derivative liabilities on account of partial early termination of forward contract (Refer note 15)	(9,588)
Change in fair value of forward purchase derivative liabilities	2,212
Balance as of September 30, 2026	708

The fair value of the forward purchase derivative liability was estimated using a Monte Carlo simulation approach. The key assumptions used in valuation as of September 30, 2026: a risk-free rate of 4.21%, a valuation term of 2.06 years, and annualized volatility of 65.0%, whereas key assumptions used in valuation as of December 31, 2025: a risk-free rate of 3.53%, a valuation term of 2.81 years, and annualized volatility of 65.0%. The Company’s common share price was simulated with daily time steps for a range of various possible scenarios. The breadth of all possible scenarios was captured in an estimate of volatility, based on comparable companies’ historical equity volatilities, considering differences in their capital structure. The simulated prices were compared against the settlement adjustment features of the Forward Purchase Agreements. Under each simulated scenario of future stock price, the Company calculated the value of the forward purchase derivative liability arrangement. The average value across this range of possible scenarios, discounted to present using the risk-free rate, was used as the fair value of the forward purchase derivative liability.

Convertible notes payable

The following table shows the change in the fair value of the Convertible Notes measured at Fair Value (in thousands):

	Related party Convertible Note payable at fair value	January 2024 Convertible Notes	Total
Balance as of December 31, 2024	$6,524	$8,986	$15,510
Change in fair value of related party convertible note, convertible notes at fair value	(548)	(994)	(1,542)
Balance as of March 31, 2025	$5,976	$7,992	$13,968
Change in fair value of related party convertible note, convertible notes at fair value	1,804	1,178	2,982
Balance as of June 30, 2025	7,780	9,170	16,950
Change in fair value of related party convertible note, convertible notes at fair value	(250)	310	60
Balance as of September 30, 2025	7,530	9,480	17,010

Balance as of December 31, 2025	$-	$-	$-
Change in fair value of related party convertible note, convertible notes at fair value	-	-	-
Balance as of September 30, 2026	$-	$-	$-

Common Stock Warrant Liability

The Company estimates the fair value of the common stock warrant liability (refer to “Note 6 – Debt “) using an option pricing model and assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for fair value of the underlying common stock expected volatility, expected life, dividends, and risk-free interest rate.

The warrant liability is classified as Level 3 as there were no quotable prices for identical assets or quoted prices for similar. The warrant liabilities are measured using a Black-Scholes Model. The fair value of the warrant liability as of September 30, 2026 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 4.94%, a stock price of $0.52, a term of 6.90 years, and annualized volatility of 65.0%. The fair value of the warrant liability as of December 31, 2025 was determined using the following assumptions: a dividend yield of 0.0%, a risk-free rate of 3.99%, a stock price of $1.65, a term of 7.65 years, and annualized volatility of 62.0%.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Related Party Convertible Note payable at Fair Value and Convertible Notes at Fair Value

The Company accounts for certain short-term debt (also refer to “Note 6 - Debt “) under the fair value option. At the issuance date of the Convertible Notes at Fair Value, the Company determined that the fair value approximated the principal amount.

In connection with the consummation of the business combination on October 22, 2025, which was accounted for as a reverse recapitalization, each convertible note of Legacy Fusemachines Inc., including both related party and other convertible notes, that was issued and outstanding immediately prior to the closing was converted into an aggregate of 8,048,770 shares of Legacy Fusemachines Inc. common stock in accordance with the respective convertible note agreements. Immediately following such conversion, all such shares of Legacy Fusemachines common stock were exchanged for shares of Fusemachines Inc. common stock based on the Exchange Ratio specified in the Merger Agreement. As a result of the foregoing, no convertible notes or related party notes payable remained outstanding as of September 30, 2026 other than related party note payable to Dolma $ 300 thousand.

Note 4. Customer Incentive Asset

In August 2026, the Company entered into a Master License and Services Agreement (MLSA) with Qintess Holding e Participações Ltd. (“Qintess”), under which Qintess agreed to purchase a minimum of $6,500 thousand of the Company’s AI software and services over a three-year term. In connection with this agreement, the Company agreed to issue up to 1,250,000 shares of its common stock to Qintess as consideration for its execution of the agreement and commitment to the minimum spend.

Of the 1,250,000 shares, 750,000 shares (Tranche 1) were issued on August 21, 2026 and are unconditional. The shares issued represent an upfront, non-refundable payment made to Qintess for entering into the MLSA and are not contingent on future purchases. They were recorded as a customer incentive asset at a grant-date fair value of $578 thousand. The remaining 500,000 shares (Tranches 2 and 3) vest on the later of (i) Qintess achieving cumulative purchases of goods and services of $4,500 thousand and $6,500 thousand, respectively, and (ii) the second and third anniversary of the effective date, respectively. Achievement of these thresholds was not probable as of September 30, 2026, and accordingly no amount has been recognized for these tranches.

The shares are not issued in exchange for a distinct good or service and are therefore accounted for as consideration payable to a customer. They are recorded as a customer incentive asset at grant-date fair value. As of September 30, 2026, no revenue had been recognized under the MLSA and further the asset is amortized on a straight-line basis over 36 months, the MLSA initial term, as a reduction of revenue. Management considers this a reasonable approximation of the pattern in which services will be transferred. The asset is assessed for recoverability at each reporting date, and any unrecoverable amount is expensed. During the quarter ended September 30, 2026, amortization of $22 thousand was recorded as a reduction of revenue. The net carrying amount was $557 thousand, of which $193 thousand is current and $364 thousand is non-current.

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Wages payable	$3,836	$3,858
Legal expenses	14	-
Interest payable	339	304
Accrued expenses	545	456
Total accrued expenses and other current liabilities	$4,734	$4,618

Note 6. Debt

Debt consists of the following (in thousands):

Loans Payable

	September 30, 2026			December 31, 2025
	Current	Noncurrent	Total	Current	Noncurrent	Total
Convertible notes payable, current	1,245	-	1,245	-	-	-
Related party loan payable	300	-	300	300	-	300
Total	$1,545	$-	$1,545	$300	$-	$300

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Convertible notes payable, current

Issuance and terms: On August 2, 2026, the Company entered into securities purchase agreements (collectively, the “SPAs”) with certain institutional investors (the “Purchasers”) and issued original issue discount senior unsecured convertible promissory notes (the “Notes”) with an aggregate stated principal of $2,500 thousand for aggregate cash proceeds of $2,050 thousand, reflecting an original issue discount of $450 thousand. The Notes are due on February 12, 2027 and are zero-coupon: no interest accrues unless an event of default occurs, in which case simple interest accrues at 18% per annum until repaid. The Notes are senior unsecured obligations of the Company. They are convertible at the holder’s option at any time into shares of common stock at a fixed conversion price of $4.20 per share. The price is not subject to reset or ratchet and is adjusted only for stock splits, stock dividends, recapitalizations and similar events. Conversion is subject to a 9.99% beneficial ownership limitation and to Nasdaq share-issuance limits. The Company may prepay the Notes at any time at 100% of principal without premium. In addition, 33% of the proceeds received under the Forward Purchase Agreement, and 33% of the net proceeds of any financing transaction, must be applied to repay the Notes at 100% of face value (the “mandatory prepayment”).

Classification and measurement: The Notes are not measured at fair value and are carried at amortized cost. The Notes are classified as liabilities under ASC 470, Debt. The Company evaluated the embedded features of the Notes under ASC 815-15-25-1. The holder’s conversion option is not clearly and closely related to the debt host and would otherwise meet the definition of a derivative. However, it qualifies for the scope exception in ASC 815-10-15-74(a) it is (i) indexed to the Company’s own stock, with a fixed conversion price of $4.20 per share that is not subject to reset or ratchet adjustment other than standard anti-dilution provisions, and (ii) classified in stockholders’ equity, as the Notes convert in their entirety into a fixed number of shares and are settled only by physical delivery of shares (ASC 815-40-25-39). Accordingly, the conversion option was not bifurcated, and no portion of the proceeds was attributed to it (ASC 470-20-25-12). The optional and mandatory prepayment and the acceleration and default interest provisions only accelerate repayment of principal at par and are clearly and closely related to the debt host; they were therefore not bifurcated.

Financing Warrants: Concurrently, the Company issued 2,050,000 detachable common stock purchase warrants (the “Financing Warrants”) exercisable at $4.20 per share for five years. The Financing Warrants are freestanding instruments separate from the Notes. The Company evaluated them under ASC 480 and ASC 815-40 and concluded that they are not within the scope of ASC 480, are indexed to the Company’s own common stock, and satisfy all equity classification conditions under ASC 815-40-25-10. Accordingly, they are equity-classified, recorded in additional paid-in capital at their allocated fair value, and are not subsequently remeasured.

Allocation of proceeds and transaction costs: In accordance with ASC 470-20, the $2,050 thousand of proceeds was allocated between the Notes and the Financing Warrants on a relative fair value basis. This gave $1,714.14 thousand (83.6%) to the Notes and $335.86 thousand (16.4%) to the Financing Warrants. The amount allocated to the Financing Warrants was recorded in additional paid-in capital, with a corresponding debt discount against the Notes. The fair values were determined with the assistance of an independent valuation specialist as of August 2, 2026, the issuance date. The Financing Warrants were valued using the Black-Scholes option pricing model, based on the $4.20 exercise price, the five-year term, a stock price of $0.78, volatility of 65% and a risk-free rate of 4.4%. The Notes, which are the hybrid instrument including the conversion option (not bifurcated) and the prepayment features, were valued using a Monte Carlo simulation of the Company’s stock price. At each simulated node, the model tests whether the holder would convert at $4.20 per share or the Notes would be repaid at the $2,500 thousand principal amount at maturity, and the resulting cash flows were discounted at a credit yield of 410.3%, calibrated so that the fair value of the Notes plus the fair value of the Financing Warrants equals the $2,050 thousand proceeds. The fair value of the Notes of $1,714.14 thousand, which includes the embedded conversion option, and the fair value of the Financing Warrants of $335.86 thousand were the basis for the relative fair value allocation. These valuations use significant unobservable inputs (Level 3). The Company incurred transaction costs of $150 thousand directly attributable to the issuance, which were initially deferred. They were allocated between the Notes and the Financing Warrants on the same relative fair value basis: $125.42 thousand to the Notes and $24.58 thousand to the Financing Warrants. The portion allocated to the Notes is presented as a direct deduction from the carrying amount of the Notes (ASC 835-30) and amortized to interest expense over the term using the effective interest method. The portion allocated to the Financing Warrants is recorded as a reduction of additional paid-in capital.

Amendment of Shortfall Warrants: As a condition precedent to the closing of the Note financing, the Company amended the exercise price of pre-existing shortfall warrants held by one of the purchasers (refer to Note 16 Shortfall warrant). This amendment formed part of a single arrangement with the Notes; accordingly, the incremental fair value of the modified shortfall warrants of $494.05 thousand was recognized as a cost of the financing in accordance with ASC 815-40-35-17(b). Consistent with the allocation of proceeds and transaction costs above, this cost was allocated between the Notes and the Financing Warrants on the same relative fair value basis: $413.11 thousand (83.6%) to the Notes, which is recorded as a debt discount against the carrying amount of the Notes (ASC 835-30) and amortized to interest expense over the term using the effective interest method, and $80.94 thousand (16.4%) to the Financing Warrants, which is recorded as a reduction of additional paid-in capital. Accordingly, the amendment resulted in a net increase of $413.11 thousand in additional paid-in capital, comprising a credit of $494.05 thousand presented as “Shortfall warrant amendment” and a reduction of $80.94 thousand presented within “Warrants issued in connection with new Convertible Notes” in the condensed consolidated interim statements of stockholders’ deficit and in the supplemental non-cash disclosures in the condensed consolidated interim statements of cash flows.

All discounts and issuance costs are amortized over the term of the Notes using the effective interest method at an effective interest rate of 410.3%. The effective interest rate does not represent the contractual coupon or stated interest rate for the notes, but rather reflects the accounting amortization of the original issue discount, warrant allocation, and debt issuance costs over the Notes’ relatively short contractual term. The Company recognized interest expense on the Notes of $294 thousand during the three months ended September 30, 2026. During the three months ended September 30, 2026, $224 thousand of principal was repaid through the mandatory prepayment from early-termination proceeds under the Forward Purchase Agreement (refer to Note 15 Forward Purchase Agreement). The net carrying amount of the Notes as of September 30, 2026 was $ 1,245 thousand.

Related Party loan payable

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

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

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

As a result, no convertible notes or related-party notes payable remained outstanding as of September 30, 2026, other than the related party loan payable to Dolma of $300 thousand, which was not converted in connection with the Business Combination and continues to remain outstanding as of the date of this filing.

Warrant Issuance Upon Conversion at Reverse Recapitalization

Upon conversion of the April 2024, June 2024, and September 2024 Convertible Notes in connection with the Business Combination on October 22, 2025, warrants to purchase 7,500 shares of Fusemachines Inc. common stock at an exercise price of $11.50 per share were issued to each respective noteholder. These warrants are classified as equity warrants under ASC 480 and ASC 815, were measured at fair value on the issuance date (October 22, 2025) and are not subject to subsequent remeasurement through earnings. These warrants carry the same terms and provisions as the Company’s Public Warrants (refer to Note 17 – Public and Private Warrants).

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

As of September 30, 2026 and December 31, 2025, the fair value and carrying amount of the Common Stock Warrant Liability was $ 29.6 thousand and $ 121.0 thousand, respectively (refer to Note 3 – Fair Value Measurements).

Related Party Loan Payable

The $300 thousand related party loan payable as of September 30, 2026 and December 31, 2025 represents the outstanding balance under the promissory note with Dolma, which was not converted or settled in connection with the Business Combination and remains outstanding as of the date of this report.

In connection with the Business Combination on October 22, 2025, the Company separately settled the outstanding principal and accrued interest under the 2024 Related Party Promissory Notes with Mr. Sameer Maskey, CEO, in cash; accordingly, no balance remains outstanding under those notes as of September 30, 2026 and December 31, 2025.

Note 7. Stockholder’s Deficit

Common Stock

In connection with the Restated Certificate, the number of shares of Fusemachine Inc. common stock that the Company is authorized to issue is 500,000,000 shares as of September 30, 2026 and December 31, 2025 respectively.

The Company’s reserved shares of common stock for future issuance related to potential conversion of the Convertible Preferred Stock, exercise of Common Stock Warrants and exercise of stock options are as follows:

	As of September 30, 2026	As of December 31, 2025
Common stock warrants	92,211	92,211
Stock options	546,342	686,880
SPAC public and private placement warrants (Refer note 17)	13,458,750	13,458,750
Equity share warrant (Refer note 16)	2,108,070	2,108,070
Issuance of warrants pursuant to conversion of convertible note (refer note 6)	30,000	30,000
Restricted stock units (RSU) (Refer note 9)	646,239	-
Detachable common stock purchase warrants (the “Financing Warrants”) (refer note 6)	2,050,000	-
	18,931,612	16,375,911

Convertible Preferred Stock

In connection with the Restated Certificate, the number of shares of Convertible Preferred Stock that the Company is authorized to issue is 5,000,000 as at September 30, 2026.

Warrants

As of September 30, 2026 and December 31, 2025 the Company had Common Stock Warrants outstanding to purchase up to 92,211 shares of the Company’s common stock at an exercise price of $0.70 per share and have a contractual term of 10 years. The Common Stock Warrants were issued in August 2023. (Refer to “Note 3 - Fair Value Measurements “ ).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer locations
United States	1,700	1,741	5,225	5,464
Rest of the world	145	51	293	315
Total revenue	1,845	1,792	5,518	5,779

The table below presents the breakdown of the Company’s revenues, based on the customer’s service type (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service type
AI Solutions (Products and Services) *	1,825	1,790	5,481	5,656
AI Education service	20	2	37	123
Total revenue	1,845	1,792	5,518	5,779

*	AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Deferred Revenue

During the three months and nine months ended September 30, 2026, the Company recognized revenue of Nil from the deferred revenue balance as of June 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized revenue of Nil and $53.7 thousand from the deferred revenue balance as of June 30, 2025 and December 31, 2024 respectively.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s unaudited condensed consolidated interim balance sheets included capitalized balances in the amount of $ 10 thousand and $ 19 thousand as of September 30, 2026 and December 31, 2025 which represents the current portion and is included within prepaid expenses and other current assets, respectively and $1 thousand and $3.2 thousand, as of September 30, 2026 and December 31, 2025, respectively, which are included within other assets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately two years and are included in selling and marketing in the accompanying the unaudited condensed consolidated interim statements of operations and comprehensive loss. Amortization recognized during the three months ended September 30, 2026 and 2025 was $11.8 thousand and Nil respectively, whereas during the nine month ended September 30, 2026, and 2025 was $27.5 thousand and $15.9 thousand respectively.

Transaction price allocated to remaining performance obligations

The Company elected to apply the practical expedient for the right to invoice and does not disclose performance obligations that have original expected durations of one year or less.

The opening and closing balances of contract assets, deferred revenue and unbilled revenue are as follows (in thousands):

	Contract Assets	Deferred revenue	Unbilled Revenue
Ending balance as of December 31, 2024	27	54	113
Increase/(decrease), net	(5)	(54)	(97)
Ending balance as of December 31, 2025	22	-	16
Increase/(decrease), net	(11)	-	-
Ending balance as of September 30, 2026	11	-	16

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 9. Stock-based Compensation

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

In connection with the adoption of the Company’s 2025 Omnibus Equity Incentive Plan (the “2025 Plan”), an aggregate of 1,500,000 shares of the Company’s common stock were initially reserved for issuance pursuant to awards granted under the 2025 Plan. During the nine months ended September 30,2026, the Company’s stockholders approved an amendment to the 2025 Plan, increasing the number of shares authorized for issuance under the 2025 Plan by 2,000,000 shares, resulting in an aggregate of 3,500,000 shares reserved for issuance. The types of awards that may be granted under the 2025 Plan include, but are not limited to, stock options, restricted stock, restricted stock units, stock appreciation rights, performance-based awards, and other stock-based awards, as determined by the Board of Directors or a committee thereof.

As of September 30, 2026, no shares of Common Stock were available for future grant under the 2023 Plan, as the 2023 Plan was replaced in its entirety by the 2025 Plan which was adopted in connection with the Business Combination.

The stock-based compensation expense during the three and nine month ended September 30, 2026 and September 30, 2025 are reported in the following unaudited condensed consolidated interim financial statement line items (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative	$30	$39	105	117
Cost of revenue	4	6	14	16
Selling and marketing	6	9	21	28
Research and development	4	4	11	15
Total stock-based compensation expense	$44	$58	$151	$176

Stock Options

The Company’s stock options outstanding consist primarily of time-based options to purchase common stock, the majority of which vest over a two-to-four- year period and have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following table summarizes the stock option activity for options with service-based vesting conditions during the nine months ended September 30, 2026 :

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding balance as of December 31, 2025	686,880	3.25	6.88	$234
Granted	-	-	-	-
Exercised	(26,321)	0.70	-	-
Forfeited	(27,972)	3.93	-	-
Cashless exercise (1)	(21,456)	1.85	-	-
Expired	(64,789)	4.83	-	-
Outstanding balance as of September 30, 2026	546,342	3.21	6.83	$-
Options vested and exercisable as of September 30, 2026	473,219	2.99	6.75	-

(1)	During the nine month ended September 30, 2026, employees have performed cashless exercise of 21,456 options

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

During the three month period ended September 30, 2026 and September 30, 2025, the Company recorded stock-based compensation expense of $ 44 thousand and $ 58 thousand, respectively, whereas for the nine month ended September 30, 2026 and September 30, 2025 the Company recorded stock-based compensation expense of $ 151 thousand and $ 176 thousand respectively. As of September 30, 2026, total stock-based compensation expense not yet recognized related to unvested stock options was $234.8 thousand, which is expected to be recognized over a weighted-average period of 1.16 years. The total intrinsic value of options exercised was $ 17.1 thousand and $6,036.4 thousand during the nine month ended September 30, 2026 and year ended December 31, 2025, respectively.

There were no stock options granted during the period ended September 30, 2026 and September 30, 2025. Accordingly, the weighted average grant-date fair value per share of stock options granted during the three and nine month period September 30,2026 and September 30, 2025 is Nil.

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

Restricted stock unit (RSU)

The Board of Directors has granted restricted stock awards under the Plans. In January 2026, 1,217,210 awards had been granted as restricted stock units under the 2025 Plan as of period ended September 30, 2026, whose impact has been considered on the Company’s unaudited condensed consolidated interim financial statements as of that date. Restricted stock units are valued on the date of grant and have no purchase price for the recipient. Restricted stock units typically vest over period ranging from one to four years corresponding to anniversaries of the grant date.

During the quarter ended September 30, 2026, the Company granted additional RSUs to employees, including RSUs granted to employees in settlement of their severance pay. These new grants are in addition to the awards granted in January 2026.

The restricted stock units expense during the three and nine month ended September 30, 2026 are reported in the following unaudited condensed consolidated interim financial statement line items (in thousands) as follows:

	Three months ended September 30,	Nine months ended September 30,
	2026	2026
General and administrative	362	1,103
Cost of revenue	8	16
Selling and marketing	9	18
Research and development	8	21
Total restricted stock units expense	387	1,158

The following is a summary of service based RSU activity for the nine month period ended September 30, 2026 :

	Number of RSU shares	Weighted Average Grant Date Fair Value
Opening	-
Granted (Refer note below)	2,330,801	1.21
Vested	(1,373,566)	1.05
Forfeited	(310,996)	1.34
Nonvested balance, September 30, 2026	646,239	1.48

The Company estimated the fair market value of these restricted stock units based on the closing market price on the date of the grant. As of September 30, 2026 , there was $586.6 thousand of total unrecognized compensation costs related to all remaining non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 0.65 years.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

The nonvested balance of restricted stock vests as follows:

Year Ended	No. of shares
2026	25,000
2027	509,313
2028	111,926
Total	646,239

Note :-

Of the total RSUs granted, 1,217,210 were granted in January 2026 and the balance of 1,113,591 were granted during the quarter ended September 30, 2026. Of the new grants,904,560 RSUs were granted to employees in settlement of severance and wages payable and vested immediately on the grant date. Consistent with ASC 405-20, the corresponding vendor and wages payable has been derecognized, as the Company was legally released from that obligation through mutual written agreement with the vendor and former employee. As no cash was received, this exercise is excluded from financing activities and is instead presented as a supplemental non-cash financing activity in the Statement of Cash Flows, representing the issuance of common stock in settlement of vendor and wages payable. The remaining 209,031 RSUs were granted to employees under the normal scheme and vest over their respective vesting periods.

Note 10. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands except for share and per share amounts:-

	Three months Ended September 30,		Nine months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss per share attributable to common stockholders	$(4,623)	$(1,174)	(8,428)	(5,213)
Denominator:
Weighted-average common shares outstanding -(A)	30,073,740	7,672,654	29,330,107	7,406,332
Vested shares of Restricted stock units-(B)-(Refer note below)	512,869	-	172,835	-
Weighted-average common shares outstanding - Basic and Diluted-(A+B)	30,586,609	7,672,654	29,502,942	7,406,332
Net loss per share attributable to Fusemachines Inc. common stockholders - Basic and Diluted	(0.15)	(0.15)	(0.29)	(0.70)

Note:- Vested shares of Restricted stock units (B) represent restricted stock units for which all vesting conditions have been satisfied during the period, including vested RSUs for which the underlying common shares had not yet been issued as of September 30, 2026. As these shares are issuable for no further consideration and are no longer subject to any service or other contingency, they are considered outstanding common shares and have been included in the weighted-average number of common shares outstanding (basic and diluted) from the date on which vesting was completed, in accordance with ASC 260-10-45-13. Unvested RSUs are excluded from the computation.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,	December 31,
	2026	2025
Common Stock Warrants	92,211	92,211
Stock options (1)	546,342	686,880
SPAC public and private placement warrants (2) (Refer note 17)	13,458,750	13,458,750
Equity Share warrant (Refer note 16)	2,108,070	2,108,070
Issuance of warrants pursuant to conversion of convertible note (Refer note 6)	30,000	30,000
Restricted stock units (RSU) (Refer note 9)	646,239	-
Detachable common stock purchase warrants (the “Financing Warrants”) (Refer note 6)	2,050,000	-
	18,931,612	16,375,911

(1)	Includes 6,772 stock options as of December 31, 2025 that were early exercised in exchange for non-recourse promissory notes. (Refer to “Note 9 - Stock-based Compensation “).

(2)	The SPAC public and private placement warrants were outstanding at CSLM Holding, Inc. prior to the business combination and were classified as equity and included in APIC in CSLM’s historical financial statements. The warrants became exercisable for shares of Fusemachines, Inc. common stock 30 days after the consummation of the business combination and were excluded from diluted net loss per share as their inclusion would have been antidilutive.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 11. Income Taxes

For the three months ended September 30,2026, and September 30,2025, the Company recorded no income tax expense respectively, whereas for nine month ended September 30,2026, and September 30,2025 the Company recorded income tax expense of $4 and Nil respectively, primarily related to the corporate income tax obligations of our foreign operations.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carry forwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2026 and December 31,2025, the Company has maintained a full valuation allowance against its net deferred tax assets.

Note 12. Commitment and Contingencies

Consulting Agreement

In December 2020, the Company entered into a consulting agreement with a certain vendor, whereby they agreed to help develop and implement sales strategies for the Company for $10.0 thousand per month as well as a commission fee as defined in the agreement.

In August 2024, the Company entered into a second agreement (the “Second Agreement”) with the same vendor mentioned above whereby the Company and vendor acknowledged an outstanding accounts payable balance of $408.9 thousand owed to the vendor for services provided. The Second Agreement stipulates that in full and final satisfaction of this balance, the Company will: (i) issue 45,000 shares of its common stock to the vendor immediately prior to and contingent upon the consummation of the Merger (see “Note 1 – Organization “), and (ii) pay $208.9 thousand in cash to the vendor within ten days after the closing of the Merger. If the Merger does not close the $408.9 thousand will be payable to the vendor in cash.

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

 Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further during the nine months ended September 30, 2026 the Company made the cash payment of approximately $60 thousand. In September 2026, the Company issued its common stock to the vendor for partial payment of the outstanding balance of the vendor for an aggregate total of $139.85 thousand which included the $38 thousand outstanding balance for the transaction mentioned above.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Legal counsel fee arrangement

In connection with the Business Combination, the Company incurred legal fees payable to its external legal counsel, totaling $1,307 thousand. Pursuant to an agreement entered into in December 2025, Counsel agreed to reduce the outstanding deal-related fees to $600 thousand, which was fully paid in October 2025. Under the same agreement, the Company committed to pay for ongoing legal services, including ordinary course SEC filings, an S-1 registration statement, review of non-disclosure agreements and letters of intent, and attendance at board and committee meetings, covering the period from November 1, 2025, through December 31, 2026, in monthly instalments of $25 thousand from January through May 2026 and $75 thousand from June through December 2026, totalling $700 thousand. The Company’s remaining obligation under this arrangement as of December 31, 2025 was $650 thousand. During the nine months ended September 30, 2026, the Company made cash payments of approximately $75 thousand under this arrangement. In September 2026, the Company issued shares of its common stock with an aggregate value of approximately $600 thousand in settlement of the remaining obligation under this arrangement of approximately $575 thousand, as well as approximately $124 thousand of non-routine legal services provided by the vendor outside of the arrangement. As the aggregate carrying value of the liabilities settled exceeded the fair value of the common stock issued, the Company recognized a gain on extinguishment of liability of approximately $99 thousand in the condensed consolidated statements of operations.. The Company is also obligated to reimburse such counsel for all out-of-pocket expenses.

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

As of September 30, 2026, the Company had defaulted on some instalments. Under the agreement, this constitutes an event of default, entitling the service provider to terminate the agreement and pursue collection of the full undiscounted outstanding balance of $1,032 thousand, net of amounts already paid. As of the issuance date, the service provider had not issued a default or termination notice, and the Company had not obtained a waiver. Management intends to remit the delinquent and future installments in the near term. Management has assessed that enforcement of this remedy is reasonably possible but not probable; accordingly, no additional liability has been recognized for the incremental $555 thousand exposure, and the obligation continues to be carried at the negotiated settlement amount. The Company will continue to monitor and reassess this contingency. As of September 30, 2026, the remaining unpaid settlement balance was $370 thousand ($132 thousand past-due, $238 thousand not yet due), classified within accounts payable under current liabilities, as the remaining term (through June 2027) falls within twelve months of the balance sheet date.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or has been required to defend any action related to its indemnification obligations. As of September 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Litigation

Legacy Fusemachines received a legal notice dated March 27,2025, requiring payment of $76.3 thousand to a vendor under a Work Labor & Services agreement due to alleged non-fulfilment of payment obligations. Based on its assessment of the services received and contractual terms, management estimated the payable amount at $41.3 thousand out of which $7.5 thousand was previously paid into an escrow account in 2025 and the remainder is recognized in the audited balance sheet as of December 31, 2025. During the nine month ended September 30, 2026, the Company entered into a settlement agreement with the vendor and settled the obligation in full for $32.9 thousand, inclusive of the $7.5 thousand previously held in escrow. The resulting difference of $8.5 thousand between the carrying amount of the liability and the settlement consideration was recognised as a gain on extinguishment of payable within other income (expense), net. No amount remained outstanding as of September 30,2026.

On August 3, 2026, the Civil Court of the City of New York, Small Claims Part, issued a notice of claim against the Company in an action brought by Gary S. Kreissman of Group PRM relating to allegedly unpaid consulting fees. The claim sought approximately $9.6 thousand, including interest, plus court costs. Group PRM was issued shares of Common Stock pursuant to the Vendor SPA in consideration for its unpaid consulting fees, and the Company expects to settle the action brought by Mr. Kreissman following the registration of the Vendor Shares.

Settlement of a former service provider obligation

During the nine months ended September 30,2026, the Company and a former service provider agreed to a deferred payment arrangement with respect to an outstanding vendor payable of $1,617 thousand. Under the revised payment terms, the full amount of the payable remains due and payable to the vendor, and no reduction in the amount owed was granted; accordingly, the Company has not recognized any gain in connection with this arrangement. As of September 30,2026, $1,542 thousand of the payable remained outstanding, reflecting payments made to date under the revised schedule, and is included in current liabilities in the unaudited condensed consolidated interim balance sheet.

During the nine months ended September 30,2026, the Company reached a settlement agreement with a former service provider resolving an outstanding payable obligation. Under the terms of the settlement, the Company agreed to pay $320 thousand in full satisfaction of a vendor payable previously carried at $818 thousand, reflecting a negotiated reduction of the outstanding obligation. The Company recognized a gain on settlement of $498 thousand, presented within other income (expense), net in the consolidated statements of operations. The remaining settlement obligation of $120 thousand is included in current liabilities in the unaudited condensed consolidated interim balance sheet as of September 30,2026.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 13. Related Parties

BO2 Purchase Agreement

In July 2021, Fusemachines Nepal Private Limited entered into the BO2 Purchase Agreement with a related party, BO2, and Mr. Maskey. According to the terms of the BO2 Purchase Agreement, BO2 agreed to invest up to $964.2 thousand in Fusemachines Nepal Private Limited to support the development and growth of the business. In addition, the BO2 Purchase Agreement also included terms and conditions of regulating the management and operation of Fusemachines Nepal Private Limited, their relationship with each other, certain aspects of the business and affairs of, and their dealings with, Fusemachines Nepal Private Limited and BO2’s exit from Fusemachines Nepal Private Limited. The BO2 Agreement required Fusemachines Nepal Private Limited to pay BO2 a one-time arrangement fee of 1.5% exclusive of value added tax (“VAT”) of the BO2’s total investment, and an annual monitoring fee.Fusemachines Nepal Private Limited incurred an initial arrangement fee of $ 13.7 thousand which was recorded as a reduction to cumulative mandatorily redeemable common and preferred stock liability in the unaudited condensed consolidated interim balance sheet for the periods ended September 30, 2026 , and audited consolidated balance sheet December 31, 2025. Additionally, Fusemachines Nepal Private Limited incurred Nil as an annual monitoring fee for the nine months period ended September 30, 2026 and 2025.

January 2024 Related Party Pledge Agreement

In January 2024, Mr. Maskey entered into a pledge agreement (the “January 2024 Related Party Pledge Agreement”) with Consilium Extended Opportunities Fund, LP (“Consilium”). As per the terms of the January 2024 Related Party Pledge Agreement, Mr. Maskey agreed to assign a security interest to Consilium of 3,600,000 shares of common stock held by Mr. Maskey to fully secure the Company’s obligations under the January 2025 Convertible Notes (also see “Note 6- Debt “).

Restricted stock units (RSU)

The Board of Directors has granted restricted stock units (“RSUs”) under the Company’s 2025 Plan. RSUs are measured at fair value on the grant date and have no purchase price for the recipient. RSUs granted under the normal scheme typically vest over one to four years, based on anniversaries of the grant date.     During the nine months ended September 30, 2026, the Company granted 2,330,801 RSUs, of which 1,031,961 RSUs were granted to related parties, including key management personnel (“KMP”), members of the Board of Directors, and other executive employees. These include 1,217,210 RSUs granted in January 2026, of which 890,000 RSUs were granted to related parties. These RSUs vest over one to four years in accordance with the respective grant agreements.   During the three months ended September 30, 2026, the Company granted 1,113,591 RSUs, of which 141,961 RSUs were granted to related parties. These include 904,560 RSUs granted to employees in settlement of severance pay and wages payable, of which 91,961 RSUs were granted to an executive employee. These RSUs vested immediately on the grant date. The remaining 209,031 RSUs were granted under the normal scheme, including 50,000 RSUs granted to another executive employee, and will vest over the respective vesting periods.

The RSUs granted to related parties have been accounted for in accordance with ASC 718 and are disclosed as related party transactions pursuant to ASC 850.

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

(c) The other related events that occurred in connection with the Closing are summarized below:

●	Upon the closing date, there is settlement of sponsor convertible note amounting to $ 3,978 thousand which was effected through a combination of $2,343 thousand in cash and balance through issuance of 408,639 common stock of Fusemachines Inc.
●	Public shareholders of CSLM received an aggregate of 901,955 shares of Fusemachines Inc. common stock.
●	All public rights were converted into 1,897,486 shares of Fusemachines Inc. common stock.
●	Issuance of 4,743,750 shares of Fusemachines Inc common stock upon conversion of non-redeemable CSLM Class A & Class B Ordinary Shares.
●	Fusemachines Inc. received funds from a convertible note with an affiliate of the Sponsor in the principal amount of $2,193 thousand. On the Closing Date, the note was converted into a share of Fusemachines Inc. common stock pursuant to the conversion terms of the convertible note agreement.
●	Approximately $11,005 thousand prepayment made by CSLM to the Meteora Parties pursuant to the Forward Purchase Agreement funded from the Trust Account.
●	Repayment of approximately $745 thousand (principal and accrued interest) on promissory notes issued to the Chief Executive Officer.
●	Each Convertible note of Legacy Fusemachines (including both related party and other convertible notes) outstanding immediately prior to the Closing was converted into shares of Legacy Fusemachines common stock of 8,048,770 shares in accordance with the applicable convertible note agreement and immediately thereafter exchanged into 5,296,271 shares of Fusemachines Inc. common stock in accordance with the Conversion Ratio specified in the Business Combination Agreement accordingly as a result of the conversions and exchanges, no convertible notes or related-party notes payable remained outstanding as of December 31, 2025, other than related party note payable related to Dolma amounting $300 thousand.
●	Upon the closing of the business combination, the Company settled its obligation under the Second Agreement through the issuance of 29,610 shares of Fusemachines, Inc. common stock, reflecting the application of the 0.6580 conversion ratio to the 45,000 shares of the Company’s common stock, and a partial cash payment of approximately $110 thousand. Further during the nine months ended September 30, 2026 the Company made the cash payment of approximately $60 thousand. The remaining $48 thousand obligation is still outstanding and is reflected in accounts payable as of September 30, 2026 in unaudited condensed consolidated interim balance sheet. (refer Note 12 - Commitment and Contingencies ).
●	Upon the conversion of the April 2024, June 2024 and September 2024 Convertible Note to common stock, the Company shall issue the holder a warrant to purchase 7,500 shares of common stock of CSLM with a per share exercise price of $11.50. The warrants issuable upon conversion of the April 2024, June 2024 and September 2024 Convertible Notes are classified as equity instruments.
●	The assumption of the public and private warrants, as described in Note 17 “Public and private warrants”.
●	The Company’s amended and restated certificate of incorporation and amended and restated bylaws were adopted.
●	The Company adopted 2025 the equity incentive plan.

Particulars	Shares
Partial conversion of the 3rd Amended and Restated Promissory Note into Fusemachines Pubco Common Stock on the closing date	408,639
CSLM Class A ordinary Shares not redeemed for cash and converted into Fusemachines Inc. common stock	901,955
Automatic exercise of the rights related to 18,975,000 units issued in CSLM’s Initial Public Offering	1,897,486
Shares issued in connection with the PIPE Financing	1,184,000
Conversion of non-redeemable CSLM Class A & Class B Ordinary Shares into Fusemachines Inc. common stock	4,743,749
Share issued to Consilium Frontier Equity Fund, LP	3,320,241
Total shares of Fusemachines Inc. common stock issued to CSLM security holders	12,456,070
Conversion of Legacy Fusemachines convertible notes (as adjusted by the exchange ratio)	1,976,050
Conversion of Legacy Fusemachines Convertible Preferred Stock into common stock in connection with the reverse recapitalization (as adjusted by the exchange ratio)	5,950,673
Shares issued to Legacy Fusemachines stockholders (as adjusted by the exchange ratio)	7,967,237
Total shares of Fusemachines Inc. common stock outstanding immediately after the merger	28,350,030

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Below table presents the Fund flow reconciliation (in thousands):

Particulars	(Amount In Thousands)
Trust balance as of Closing date	11,118
Proceeds from CSLM loan	2,193
PIPE Proceeds	11,840
Transfer of cash & cash equivalent of CSLM	9
Total Available Cash (A)	25,160
CSLM transaction costs	(2,249)
Payment of Director & Officer insurance premium	(131)
Prepayment under Forward Purchase Agreement	(11,005)
Settlement of sponsor convertible note of CSLM	(2,343)
Total Payments as of the closing date (B)	(15,728)
Funds going to Fusemachines Inc. (classified under financing activities under Consolidated Statements of Cash Flows) (A+B)	9,432
Operating assets assumed	531
Operating liabilities assumed	(1,100)
Initial fair value of forward purchase derivative liability	(8,616)
Issuance of share subscription receivable	11,005
Initial fair value of equity classified warrant	(1,009)
Legacy Fusemachines transaction cost	(1,873)
Others	137
Net equity impact of reverse recapitalization	8,507

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

Note 15. Forward Purchase Agreement

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

Upon the consummation of the Merger on October 22, 2025, the Sellers delivered a Pricing Date Notice (as defined in the Forward Purchase Agreement). Based on this notice, the applicable Prepayment Amount (as defined in the Forward Purchase Agreement) became determinable and was subsequently funded by the Counterparty from the Trust Account (as defined in the Forward Purchase Agreement) in accordance with the Forward Purchase Agreement.

The Forward Purchase Agreement includes escrow arrangements pursuant to which the Prepayment Amount funded from the CSLM trust account is held in escrow for the benefit of the sellers until settlement or release in accordance with the terms of the Forward Purchase Agreement. The Company does not have unconditional access to the funds held in escrow, and such funds are not available to satisfy the claims of the Company’s creditors.

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

Upon early termination of the Forward Purchase Agreement in respect of any shares (see “Early termination of the Forward Purchase Agreement” below), the Company records the receipt of funds as an increase to cash and a decrease to the share subscription receivable previously recorded as contra-equity and derecognizes the derivative liability attributable to the terminated shares against the share subscription receivable.

The Company incurred no transaction costs that were directly related to issuance of the Forward Purchase Agreement.

The Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement (the “Amendment”) originally entered into on July 31, 2025 with Sellers. The Amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). The effect of amendment has been taken in change in fair value of forward purchase derivative liabilities (refer to Note 3 - Fair Value Measurements ).

On August 2, 2026, the Company entered into a second amendment (the “Second FPA Amendment”) to the Prepaid Forward Purchase Agreement originally entered into on July 31, 2025 with Sellers. The Second FPA Amendment resets the Termination Price on the first scheduled trading day of each calendar week to the lower of (a) $12.00 and (b) the volume-weighted average price (VWAP) of the Shares for the immediately preceding week, as reported by Bloomberg L.P., with no floor applicable to any tranche. All other terms and conditions of the FPA remain unchanged. The effect of the amendment has been reflected in the change in fair value of the forward purchase derivative liability (refer to Note 3 Fair Value Measurements).

Early termination of the Forward Purchase Agreement

During the three months ended September 30, 2026, the Sellers terminated the Forward Purchase Agreement early in respect of a portion of the shares on two occasions, August 4, 2026 (“Termination 1”) and September 28, 2026 (“Termination 2”). On each termination, the Sellers paid the Company an amount equal to the number of terminated shares multiplied by the Termination Price applicable on the termination date (the “Early Termination Amount”). The Company received total Early Termination Amounts of $ 679 thousand in respect of 832,130 shares. As required by the SPAs, 33% of the Early Termination Amounts ($ 224 thousand) was applied as a mandatory prepayment of the Notes (refer to Note 6 Debt), and the balance of $ 455 thousand was retained by the Company.

The cash received reduced the share subscription receivable. Further, the derivative liability to the extent of early termination of shares was reversed and adjusted against shares subscription receivables amounting to $ 9,588 thousands.

The following table summarizes the shares terminated (in thousands, except share and per share data):

	Termination 1 – August 04, 2026	Termination 2 – September 28, 2026	Total
Shares outstanding under the FPA before termination	891,930	98,364	891,930
Shares terminated	793,566	38,564	832,130
Termination Price per share	$0.8279	$0.5779	$0.8163	*
Early Termination Amount received	$657	$22	$679
Less: 33% applied to prepayment of the Notes	(217)	(7)	(224)
Net cash retained by the Company	$440	$15	$455
Shares outstanding under the FPA after termination	98,364	59,800	59,800

*	Weighted-average Termination Price.

The following table presents the movement in the share subscription receivable (presented as contra-equity) as at September 30, 2026 (in thousands):

Share subscription receivable
Balance at December 31, 2025	$11,005
Cash received on account of early termination	(679)
Adjustment to share subscription receivable on account of early termination of forward contract	(9,588)
Balance at September 30, 2026	$738

The share subscription receivable of $ 738 thousand at September 30, 2026 relates to the 59,800 shares (approximately 6.7% of the original 891,930 shares) that remain outstanding under the Forward Purchase Agreement. The forward purchase derivative liability of $ 708 thousand at September 30, 2026 relates to those remaining shares (refer to note 3 Fair Value Measurements).

As of September 30, 2026 and December 31, 2025, the value of the Forward purchase derivative liability is $ 708 thousand and $ 9,692 thousand respectively. The liability is presented as Current Liability in the unaudited condensed consolidated interim balance sheets. Further the derivative liability is measured at fair value on a recurring basis using Level 3 inputs, refer to Note 3 – Fair Value Measurements for further information on the valuation techniques and significant unobservable inputs used in determining the fair value of this instrument.

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

The warrants grant the holders the right to purchase a fixed number of shares (2,108,070) at a fixed exercise price/termination price. The Shortfall Warrants are exercisable for shares of common stock and were issued concurrently with the consummation of the Business Combination on October 22, 2025 (the “Initial Exercise Date”) and are exercisable at any time from the Initial Exercise Date until 5:00 p.m. (New York City time) on October 22, 2028 (the “Termination Date”). No shortfall warrants have been exercised as at September 30, 2026.

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

On August 2, 2026, the Company entered into a second amendment (the “Second Warrant Amendment”) to the Common Stock Purchase Warrant originally issued on October 22, 2025, in connection with the Business Combination with the Meteora Parties. Pursuant to the Second Warrant Amendment, the exercise price was changed from $10.00 per share to the greater of (a) the Termination Price as defined in the FPA, including the weekly VWAP-based variability provided for thereunder, and (b) $0.85 per share. The number of shares issuable upon exercise remains unchanged at 2,108,070 shares.

The Shortfall Warrants remain equity-classified following the amendment. As the Second Warrant Amendment was a contractual condition precedent to the Company’s convertible note financing completed on the same date (refer to Note 6 Debt), the incremental fair value of $ 494.05 thousand has been recognized as a cost of the financing in accordance with ASC 815-40-35-17(b). The cost has been allocated between the Notes and the Financing Warrants issued with the Notes on the same relative fair value basis as the proceeds: $413.11 thousand (83.6%) has been recorded as a debt discount against the carrying amount of the Notes, and $80.94 thousand (16.4%) has been recorded as a reduction of additional paid-in capital. The net increase in additional paid-in capital on account of the Second Warrant Amendment is therefore $413.11 thousand. The $494.05 thousand credit is presented as “Shortfall warrant amendment”, and the $80.94 thousand reduction is presented within “Warrants issued in connection with new Convertible Notes”, in the condensed consolidated interim statements of stockholders’ deficit and in the supplemental non-cash disclosures in the condensed consolidated interim statements of cash flows.

Fusemachines Inc. and Subsidiaries Notes to the Condensed Consolidated Interim Financial Statements

Note 17. Public and Private Warrants

As of September 30, 2026, there were 3,971,250 Private Warrants and 9,487,500 Public Warrants outstanding. There are no warrants exercised as at September 30, 2026.

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

Note 18. Settlement of Vendor Payables through Issuance of Common Stock

During the three and nine months ended September 30, 2026, the Company entered into mutual written agreements with certain vendors to settle outstanding payables through the issuance of its common stock. Pursuant to these agreements, the Company issued 2,138,935 shares of common stock to the vendors at an agreed price of approximately $0.61 per share, in settlement of vendor payables (included in accounts payable and accrued expenses) aggregating $1,397 thousand.

Consistent with ASC 405-20, the corresponding vendor payables have been derecognized, as the Company was legally released from those obligations through mutual written agreement with the vendors. The Company recorded the issuance as an increase in common stock (at par) and additional paid-in capital of $1,298 thousand in aggregate, with a corresponding reduction in the vendor payables. For the majority of vendors included in the above arrangements, the fair value of the shares issued approximated the carrying amount of the payables settled and, accordingly, no gain or loss was recognized upon extinguishment. However, as described in Note 12 – Commitment and Contingencies, the Company settled obligations with its external legal counsel through issuance of common stock; as the fair value of shares issued was less than the aggregate carrying value of the liabilities settled, a gain on extinguishment of approximately $99 thousand was recognized in the condensed consolidated statements of operations.

As no cash was received, the transaction is excluded from financing activities and is presented as a supplemental non-cash financing activity in the condensed consolidated statements of cash flows, representing the issuance of common stock in settlement of vendor payables

Note 19. Subsequent Events

●	On September 24, 2026, the Company received a notice from Nasdaq stating that, because its Market Value of Listed Securities remained below the $50,000,000 minimum required by Nasdaq Listing Rule 5450(b)(2)(A) at the end of the compliance period on September 23, 2026, its securities were subject to delisting from The Nasdaq Global Market unless the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”). On October 1, 2026, the Company requested a hearing before the Panel to appeal the determination, which stayed any suspension or delisting action until the hearing is held and any extension granted by the Panel has expired. The hearing is scheduled for November 3, 2026.
●	On October 1, 2026, the Company issued 120,000 shares of common stock to a vendor as advance payment for services to be received in the future. The Company is currently evaluating the accounting and financial reporting implications of this event.
●	On October 6, 2026, the Company filed a registration statement on Form S-1 registering the resale of up to 7,549,411 shares of common stock, including shares issuable upon conversion of the convertible notes and exercise of the related warrants. The SEC declared the registration statement effective on October 13, 2026. The Company is currently evaluating the accounting and financial reporting implications of this event.
●	Other than as described above, the Company has evaluated subsequent events through the date of issuance of these unaudited condensed consolidated interim financial statements and determined that there have been no other events that have occurred that would require adjustments to disclosures in the unaudited condensed consolidated interim financial statements.

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

Recent Developments

Restricted stock units (RSUs)

In January, July, August and September 2026, the Company granted RSUs under the 2025 Plan. RSUs are measured at fair value on the grant date and have no purchase price for the recipient. See “Results of Operations” for RSU expense recognized during the three and nine months ended September 30, 2026

Forward Purchase Agreement

The Company entered into an amendment on February 3, 2026 to the Prepaid Forward Purchase Agreement originally entered into on July 31, 2025 (the “Forward Purchase Agreement” or “FPA”) with Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (collectively, the “Meteora Parties”). The amendment replaces the agreement’s previously fixed Termination Price of $12.00 per share with a weekly-reset Termination Price equal to the lower of (a) $12.00 and (b) the volume-weighted average price (“VWAP”) of the Shares for the immediately preceding week (as reported by Bloomberg L.P.), subject to Reset Price Floors applied on a tranche basis (50% of the Shares: $2.50 floor; 50% of the Shares: $5.00 floor). On August 2, 2026, the Company and the Meteora Parties entered into a Second Forward Purchase Agreement Confirmation Amendment, which deleted the Reset Price Floors in their entirety. As a result, the Termination Price now resets on the first scheduled trading day of each calendar week to the lower of $12.00 and the prior week’s VWAP, with no floor. Following early terminations effective as of August 4, 2026 (793,566 Terminated Shares) and September 28, 2026 (38,564 Terminated Shares), in each case in connection with sales of such shares by the Meteora Parties, the number of shares of Common Stock under the FPA was reduced from 891,930 to 59,800. The effect of the February 3, 2026 amendment and the August 2, 2026 amendment is reflected in the change in fair value of forward purchase derivative liabilities (refer to Note 3 - Fair value measurements of unaudited condensed consolidated interim financial statement).

Shortfall Warrant

On February 3, 2026, the Company entered into an amendment to the Common Stock Purchase Warrant (the “Warrant Amendment”) originally issued to the Meteora Parties on October 22, 2025 in connection with the Business Combination (the “Shortfall Warrants”). Pursuant to the Warrant Amendment, the exercise price of the warrant was reduced from $12.00 to $10.00 per share of the Company’s Common Stock, subject to customary adjustments as set forth in the warrant agreement. The Shortfall Warrants are exercisable for up to 2,108,070 shares of Common Stock. As a result of the reduction in exercise price, the Company recognized a deemed dividend equal to the incremental fair value of the Shortfall Warrants resulting from the Warrant Amendment, measured as of February 3, 2026. The deemed dividend amounting to $84.1 thousand has been recorded as a charge to accumulated deficit with a corresponding credit to additional paid-in capital and, while it does not affect net loss, is deducted from net income (loss) attributable to common stockholders for purposes of computing net loss per share. On August 2, 2026, the Company and the Meteora Parties entered into a Second Common Stock Purchase Warrant Amendment, pursuant to which the exercise price of the Shortfall Warrants was amended to equal the greater of (i) the Termination Price, as reset from time to time under the FPA, and (ii) $0.85 per share, subject to adjustment.

Litigation

On April 10, 2026, the Company and a vendor under a Work Labor & Services agreement entered into a settlement agreement pursuant to which the Company agreed to pay a total of $32.9 thousand, including the $7.5 thousand previously paid in escrow account, in full and final settlement of all claims. The Company paid the agreed remaining amount to the vendor and subsequently on April 17, 2026, the vendor filed a Satisfaction of Judgment with the Kings County Clerk, confirming full satisfaction and extinguishment of the judgment. Accordingly, the Company has no remaining exposure related to this matter as of September 30, 2026.

On August 3, 2026, the Civil Court of the City of New York, Small Claims Part, issued a notice of claim against the Company in an action brought by Gary S. Kreissman of Group PRM relating to allegedly unpaid consulting fees. The claim sought approximately $9.6 thousand, including interest, plus court costs. Group PRM was issued shares of Common Stock pursuant to the Vendor SPA in consideration for its unpaid consulting fees, and the Company expects to settle the action brought by Mr. Kreissman following the registration of the Vendor Shares.

Departure of Chief Financial Officer

On August 31, 2026, Christine Chambers, Chief Financial Officer of the Company, departed the Company to pursue other opportunities. Ms. Chambers indicated to the Company that her separation was not a result of any disagreement with the Company, the Company’s board of directors, or the Company’s management on any matter relating to the Company’s operations, policies, or practices.

Appointment of Consulting Chief Financial Officer

The Board of Directors appointed David R. Wells as the Company’s Consulting Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer effective as of August 30, 2026. In connection with Mr. Wells’s appointment, the Company entered into a Services Agreement, dated as of August 30, 2026, with Atlas Bookkeeping, LLC (“Atlas”), pursuant to which Atlas will provide chief financial officer services to the Company, with Mr. Wells serving as the individual designated by Atlas to perform such services. Pursuant to the Services Agreement, the Company will pay Atlas a monthly advisory fee of $14,500 for CFO advisory services. In addition, the Company paid Atlas a one-time retainer of $10,000 upon execution of the Services Agreement. Additionally, the Company will issue to Mr. Wells (or such other designee of Atlas) monthly grants of 10,000 restricted stock units under the Company’s 2025 Omnibus Equity Incentive Plan, with each such grant fully vesting on the date of grant. Mr. Wells will serve as Consulting Chief Financial Officer until the termination of the Services Agreement or his earlier replacement, resignation, or removal. Ms. Christine Chambers, the Company’s former Chief Financial Officer, separated from the Company in August 2026.

Nasdaq Listing Notices

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

On July 24, 2026, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement of $15,000,000 for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until January 20, 2027, to regain compliance with the MVPHS requirement.

On September 18, 2026, the Company received an additional notification letter from Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock had been below $1.00 per share for at least 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from September 18, 2026, or until March 17, 2027, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 17, 2027, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has regained compliance. The notification has no immediate effect on the listing or trading of the Company’s securities on The Nasdaq Global Market. The Company intends to actively monitor the bid price for its common stock and evaluate available options to regain compliance within the compliance period.

On September 24, 2026, Nasdaq notified the Company that, based upon the Company’s continued non-compliance with the MVLS requirement as of September 23, 2026, the Company’s securities were subject to delisting from Nasdaq unless the Company requests a hearing before the Nasdaq Hearings Panel (the “Panel”). On October 1, 2026, the Company had requested a hearing before the Panel, which request will stay any further suspension or delisting action by Nasdaq at least until a hearing is held and any extension that the Panel may grant to the Company following the hearing has expired. Nasdaq granted our request for a hearing, which is scheduled for November 3, 2026. There can be no assurance that the Panel will grant the Company’s request for continued listing. Although the Company is considering all available options to regain compliance with the MVLS Requirement, there can be no assurance that the Company will be able to do so.

August 2026 Meteora Warrant and Convertible Note Issuance (August 2026 Convertible Notes)

On August 2, 2026, the Company entered into Securities Purchase Agreements with affiliates of Meteora Capital Partners, LP, Boothbay Absolute Return Strategies, LP, Boothbay Diversified Alpha Master Fund LP, and Cinctive Global Master Fund Ltd. (collectively, the “August 2026 Purchasers”), pursuant to which the Company issued (i) 18% Original Issue Discount Senior Unsecured Convertible Promissory Notes due February 12, 2027 in the aggregate original principal amount of $2,500,000, for an aggregate purchase price of $2,050,000, reflecting an 18% original issue discount, and (ii) Common Stock Purchase Warrants to purchase up to an aggregate of 2,050,000 shares of our common stock at a fixed exercise price of $4.20 per share. The Notes are convertible into shares of our common stock at a fixed conversion price of $4.20 per share, with no ratchets, resets, or variable pricing. The warrants are exercisable at any time from the date of issuance until the fifth anniversary thereof and are exercisable solely for cash.

August 2026 Qintess Strategic Share Issuance Agreement and Master License and Services Agreement

The Company entered into a Strategic Share Issuance Agreement dated August 11, 2026 (the “Share Issuance Agreement”) with Qintess Holding e Participações Ltda., a Brazilian limited liability company (“Qintess”). Concurrently, the Company entered into a Master License and Services Agreement (the “MSA”) with Qintess, pursuant to which Qintess has agreed to purchase a minimum of $6,500,000 of the Company’s products and services (the “Committed Services Spend”) over a three-year term. In connection with the MSA and subject to the achievement of the Committed Services Spend, under the Share Issuance Agreement the Company agreed to issue to Qintess up to an aggregate of 1,250,000 shares of Common Stock in three tranches: (i) 750,000 shares within 10 business days of the effective date of the Share Issuance Agreement; (ii) 250,000 shares on the second anniversary of the effective date, subject to Qintess having purchased at least $4,500,000 of the Committed Services Spend; and (iii) 250,000 shares on the third anniversary of the effective date, subject to Qintess having purchased at least $6,500,000 of the Committed Services Spend. Each issuance is subject to Qintess not being in material breach of its obligations under the Share Issuance Agreement or the MSA. The Company and Qintess agree to enter into a Registration Rights Agreement requiring the Company to file a resale registration statement on Form S-1, or other appropriate form, within 60 days of closing covering the resale of such shares.

September 2026 Vendor Share Issuance

On September 10, 2026, the Company entered into a Securities Purchase Agreement with certain vendors and service providers of the Company, pursuant to which the Company agreed to issue and sell to the purchasers an aggregate of up to 2,138,935 shares of Common Stock in satisfaction of an aggregate of approximately $1.30 million in accrued and unpaid fees and other amounts owed by the Company to such purchasers. The per share purchase price for the shares was $0.6103, calculated as the volume-weighted average price of the common stock on The Nasdaq Global Market for the five consecutive trading days ending on and including the trading day immediately preceding the closing date. No cash consideration was received by the Company; the sole consideration for the shares was the satisfaction and cancellation of the accrued fees. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Financial Performance

For the three months ended September 30, 2026, and September 30, 2025, we generated revenues of $1.85 million and $1.79 million and reported a net loss of $4.62 million and $1.17 million, respectively. The reported net loss for the third quarter of 2026 included a $2.21 million noncash charge resulting from the change in fair value of the forward purchase derivative liability, which contributed significantly to the reported net loss. For the nine months ended September 30, 2026, and September 30, 2025, we generated revenues of $5.52 million and $5.78 million and reported a net loss of $8.34 million and $5.21 million, respectively. Net cash used in operating activities was $4.81 million for the nine months ended September 30, 2026, and $0.49 million for the nine months ended September 30, 2025. As noted in our unaudited condensed consolidated interim financial statements, we had an accumulated deficit of $43.57 million as of September 30, 2026 and $35.15 million as of December 31, 2025.

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

● Finance costs: Historically, the Company issued certain convertible promissory notes to finance its operations, as further described in “Note 6 - Debt” to the unaudited condensed consolidated interim financial statements. These instruments bore interest and were subject to automatic conversion. In connection with the consummation of the Business Combination during 2025, the outstanding principal and accrued interest under these convertible notes were converted into equity securities in accordance with their contractual terms. From this previous group of convertible promissory notes, no convertible promissory notes remained outstanding as of September 30, 2026 other than related party note payable related to Dolma Impact Fund I (“Dolma”) amounting to $300 thousand. In August 2026, we issued convertible notes with an aggregate principal amount of $2,500 thousand and an 18% original issue discount, maturing February 12, 2027. Amortization of the original issue discount will increase interest expense through maturity.

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

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Even after we are no longer an emerging growth company, we may continue to be a smaller reporting company and take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that we no longer qualify as a smaller reporting company. We will qualify as a smaller reporting company for so long as either (i) the market value of our common stock held by non-affiliates is less than $250 million, measured on the last business day of our most recently completed second fiscal quarter, or (ii) our annual revenues are less than $100 million during our most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million, measured on the last business day of our most recently completed second fiscal quarter.

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

Results of Operations

The period-to-period comparisons of results of operations have been prepared using the historical periods included in our unaudited condensed consolidated interim financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included elsewhere in this registration statement. We have derived this data from our unaudited condensed consolidated interim financial statements included elsewhere in this registration statement.

Three months ended September 30, 2026, compared to Three Months Ended September 30, 2025

	Three months ended September 30,
(In thousands)	2026	2025	$ Variance	% Variance
Revenue	$1,845	$1,792	$53	3%
Cost of revenue (1)	$(864)	$(796)	$(68)	9%
Gross profit	$981	$996	$(15)	(2)%

Operating expenses:
Selling and marketing (1)	$356	$293	$63	22%
General and administrative (1)	$2,653	$1,632	$1,021	63%
Research and development (1)	$286	$165	$121	73%
Total operating expenses	$3,295	$2,090	$1,205	58%
Loss from operations	$(2,314)	$(1,094)	$(1,220)	112%

Interest expense	$(353)	$(74)	$(279)	(377)%
Loss on extinguishment of convertible notes payable	$0	$0	$0
Gain on extinguishment of payable	$105	$0	$105	100%
Gain/ (Loss) on change in fair value of convertible notes, and warrant liability	$42	$(61)	$103	(169)%
Loss on change in fair value of forward purchase derivative liability	$(2,212)	$0	$(2,212)	100%
Other (expense) income	$109	$55	$54	98%

Total other expenses, net	$(2,309)	$(80)	$(2,229)	2,786%
Loss before income taxes	$(4,623)	$(1,174)	$(3,449)	294%
Provision for income tax	$0	$0	$0
Net loss	$(4,623)	$(1,174)	$(3,449)	294%
Deemed dividend related to Shortfall Warrants modification	$0	$0	$-	%
Net loss attributable to common stakeholders (i)	$(4,623)	$(1,174)	$(3,449)

Weighted-average common shares outstanding - basic and diluted (ii)	$30,586,609	$7,672,654	$22,913,955	299%

Net loss per common share - basic and diluted (i)/(ii)	$(0.15)	$(0.15)

Comprehensive income (loss):
Net Loss	$(4,623)	$(1,174)	$(3,449)	294%
Change in foreign currency translation adjustment	$2	$8	$(6)
Total comprehensive loss	$(4,621)	$(1,166)	$(3,455)	296%

(1) (a) Includes stock-based compensation expense as follows:

	Three months ended September 30,
	2026	2025	$ Variance
General and administrative	$30	$39	$9
Cost of revenue	$4	$6	$2
Selling and marketing	$6	$9	$3
Research and development	$4	$4	$0
Total stock-based compensation expense	$44	$58	$14

(b) Includes restricted stock unit expense as follows:

	Three months ended September 30,
	2026	2025	$ Variance
General and administrative	$362	$-	$(362)
Cost of revenue	$8	$-	$(8)
Selling and marketing	$9	$-	$(9)
Research and development	$8	$-	$(8)
Total restricted stock unit expense	$387	$-	$(387)

Nine months ended September 30, 2026, compared to Nine Months Ended September 30, 2025

	Nine months ended September 30,
(In thousands)	2026	2025	$ Variance	% Variance

Revenue	$5,518	$5,779	$(261)	(5)%
Cost of revenue (1)	$(2,626)	$(2,488)	$(138)	6%
Gross profit	$2,892	$3,291	$(399)	(11)%

Operating expenses:
Selling and marketing (1)	$1,151	$934	$217	23%
General and administrative (1)	$8,904	$5,131	$3,773	74%
Research and development (1)	$876	$489	$387	79%
Total operating expenses	$10,931	$6,554	$4,377	67%
Loss from operations	$(8,039)	$(3,263)	$(4,776)	146%

Other (expense) income:
Interest expense	$(459)	$(213)	$(246)	115%
Loss on extinguishment of convertible notes payable	$0	$(391)	$391	(100)%
Gain on extinguishment of payable	$612	$0	$612	100%
Gain/(loss) on change in fair value of convertible notes and warrant liability	91	(1,405)	1,496	(106)%
Loss on change in fair value of Forward Purchase derivative liability	$(604)	$0	$(604)	(100)%
Other (expense) income	$59	$59	$0	0%

Total other (expense)/income, net	$(301)	$(1,950)	$1,649	(85)%
Loss before income taxes	$(8,340)	$(5,213)	$(3,127)	60%
Provision for income tax	$(4)	$0	$(4)
Net loss	$(8,344)	$(5,213)	$(3,131)	60%
Deemed dividend related to Shortfall Warrants modification	$(84)	$0	$(84)
Net loss attributable to common stakeholders (i)	$(8,428)	$(5,213)	$(3,215)	62%

Weighted-average common shares outstanding - basic and diluted (ii)	$29,502,942	$7,406,332	22,096,610	298%

Net loss per common share - basic and diluted (i)/(ii)	$(0.29)	$(0.70)

Comprehensive income (loss):
Net Loss	$(8,344)	$(5,213)	$(3,131)	60%
Change in foreign currency translation adjustment	$11	$8	$3
Total comprehensive loss	$(8,333)	$(5,205)	$(3,128)	60%

(1) (a) Includes stock-based compensation expense as follows:

	Nine months ended September 30,
	2026	2025	$ Variance
General and administrative	$105	$117	$12
Cost of revenue	$14	$16	$2
Selling and marketing	$21	$28	$7
Research and development	$11	$15	$4
Total stock-based compensation expense	$151	$176	$25

(b) Includes restricted stock unit expense as follows:

	Nine months ended September 30,
	2026	2025	$ Variance
General and administrative	$1,103	$-	$(1,103)
Cost of revenue	$16	$-	$(16)
Selling and marketing	$18	$-	$(18)
Research and development	$21	$-	$(21)
Total restricted stock unit expense	$1,158	$-	$(1,158)

For Revenue recognition policy refer note details under “Critical accounting policies and estimates” section.

We provide services to customers worldwide, with the majority of revenues being derived from contracts with customers located within the United States. The table below presents the breakdown of our revenues, based on the customer’s location (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer Locations
United States	$1,700	$1,741	$5,225	$5,464
Rest of the world	$145	$51	$293	$315
Total revenue	$1,845	$1,792	$5,518	$5,779

The table below presents the breakdown of our revenues, based on the type of services (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service type
AI Solutions (Product and Services) *	$1825	$1,790	$5,481	$5,656
AI Education Services	$20	$2	$37	$123
Total revenue	$1,845	$1,792	$5,518	$5,779

*AI Solutions (Products and Services) includes both software product revenues and related services. Product revenue represents an insignificant portion of total revenue for the periods presented and, accordingly, has not been separately disclosed.

Revenue for the three months ended September 30, 2026, increased by $0.06 million to $ 1.85 million as compared to $ 1.79 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026, reduced by $0.27 million to $ 5.51 million as compared to $ 5.78 million for the nine months ended September 30, 2025

Cost of revenue – Cost of revenue primarily consists of consulting and payroll expenses that are assigned to building AI solutions. Cost of revenue increased by $0.06 million, to $0.86 million for the three months ended September 30, 2026, compared to $0.80 million for the three months ended September 30, 2025. The increase was primarily driven by annual salary increments.

Cost of revenue increased by $0.14 million, to $2.63 million for the nine months ended September 30, 2026, compared to $2.49 million for the nine months ended September 30, 2025. The increase was primarily driven by annual salary increments.

Gross profit – Gross profit is calculated as revenue less total cost of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix changes among our service agreements, and product mix changes between established services and new services.

Gross profit decreased by $0.02 million, to $0.98 million for the three months ended September 30, 2026, compared to $1 million for the three months ended September 30, 2025. The decrease is driven by an increase in cost of revenue which is partly offset by higher revenue. Gross profit decreased by $0.40 million, to $2.89 million for the nine months ended September 30, 2026, compared to $3.29 million for the nine months ended September 30, 2025, as a result of lower sales and higher cost of revenue.

Selling and marketing expenses – Selling and marketing expenses represent spending associated with promoting and selling of our services. These expenses comprise of personnel costs, travel and accommodation expenses, as well as advertising and consulting costs related to such activities.

Selling and marketing expenses increased by $0.07 million, from $0.29 million for the three months ended September 30, 2025, to $0.36 million for the three months ended September 30, 2026. The increase was primarily attributable to higher consulting fees and advertising expenses.

Selling and marketing expenses increased by $0.22 million, from $0.93 million for the nine months ended September 30, 2025, to $1.15 million for the nine months ended September 30, 2026. The increase was primarily attributable to higher consulting fees and advertising expenses.

General and administrative expenses – General and administrative expenses consist of expenses associated with general and administrative functions of the business such as the costs of salaries, IT infrastructure, bad debt, travel, legal and accounting services, insurance, rent, software and tools, meals, other professional services activities, and certain non-income taxes.

General and administrative expenses increased by $1.02 million, from $1.63 million for the three months ended September 30, 2025, to $2.65 million for the three months ended September 30, 2026. The increase was primarily attributable to a rise in stock-based compensation expense of $0.39 million related to the issuance of restricted stock units (“RSUs”) during the current period, which did not exist in the same period of previous year. Further, the Professional service costs increased to $0.64 million reflecting higher audit and consulting fees. In addition, other general expenses, payroll expenses increased to $0.93 million due to annual salary increments, insurance policy to $0.15 million, BOD’s compensation to $0.07 million and other general & administrative to $0.47 million.

General and administrative expenses increased by $3.78 million, from $5.13 million for the nine months ended September 30, 2025, to $8.91 million for the nine months ended September 30, 2026. The increase was primarily attributable to a rise in stock-based compensation expense of $1.21 million related to the issuance of restricted stock units (“RSUs”) during the current period, which did not exist in the same period of previous year. Further, the Professional service costs increased to $2.68 million reflecting higher audit and consulting fees. In addition, other general expenses, payroll expenses increased to $2.96 million due to annual salary increments, insurance policy to $0.43 million, BOD’s compensation to $0.20 million and other general & administrative to $1.43 million.

Research and development expenses – Research and development expenses include costs associated with software product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance.

Research and development expenses for the three months ended September 30, 2026, increased by $0.12 million to 0.29 million as compared to 0.17 million for the three months ended September 30, 2025. The increase was primarily due to increase in payroll expenses.

Research and development expenses for the nine months ended September 30, 2026, increased by $0.39 million to $0.88 million as compared to $0.49 million for the nine months ended September 30, 2025. The increase was primarily due to increase in payroll expenses.

Interest expense – Interest expense represents interest payable on our borrowings, as well as debt financing and equity issuance costs that are amortized to interest expense.

Interest expense increased by $0.28 million to $0.35 million for the three months ended September 30, 2026, from $0.07 million for the three months ended September 30, 2025. The increase was due to the interest on the convertible notes issued in August 2026.

Interest expense increased by $0.25 million to $0.46 million for the nine months ended September 30, 2026, from $0.21 million for the nine months ended September 30, 2025. The increase was due to the interest on the convertible notes issued in August 2026.

Loss on extinguishment of debt – Loss on extinguishment of debt for the three months ended September 30, 2026 and 2025 was Nil. Loss on extinguishment of debt for the nine months ended September 30, 2026 was Nil as compared to $0.39 million for the nine months ended September 30, 2025.

Gain on extinguishment of payable - During the three months ended September 30, 2026 and 2025, gain on extinguishment of payable was $0.1 million and NIL respectively. During the nine months ended September 30, 2026, the Company recognized a gain on extinguishment of payable of $0.61 million, with no corresponding amount recorded in the nine months ended September 30, 2025.

The difference between the carrying value of the original obligation recorded on the Company’s books and the agreed settlement amount was recognized as a gain on extinguishment of payable in accordance with applicable accounting guidance.

Gain/(Loss) on change in fair value – Gain/(Loss) on change in Fair value represents the changes in fair value related to our convertible notes, warrant liability and forward purchase derivative liability.

Loss on change in fair value for the three months ended September 30, 2026 was 2.17 million as compared to loss of $0.06 million for the three months ended September 30, 2025. Out of the aforementioned loss for the three months ended September 30, 2026, loss of $2.21 million related to fair value of forward purchase derivative liability whereas there was a gain in fair value of $0.04 million related to common stock warrant liability. This gain in fair value of common stock warrant liability was primarily driven by changes in key valuation inputs, including the Company’s relatively low share price of $0.52, elevated equity volatility of 65.0%, and the remaining contractual term of approximately 6.9 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement. In addition, loss of approximately $2.21 million in the fair value of forward purchase derivative liability is driven by changes in key valuation inputs, including the Company’s low share price of $0.52, elevated equity volatility of 65%, early termination of 832,130 underlying shares and the remaining contractual term of approximately 2.06 years. These factors increased the probability-weighted value of the potential share settlement under the arrangement.

Other (expense) income – Other (expense) income consists of our proportional share of earnings and losses related to foreign exchange, and other miscellaneous expenses and income.

Other Income for the three months ended September 30, 2026, was $109 thousand, compared to other income of $55 thousand for the three months ended September 30, 2025, primarily related to foreign exchange gain.

Other Income for the nine months ended September 30, 2026, was $59 thousand, compared to other income of $59 thousand for the nine months ended September 30, 2025, primarily related to foreign exchange gain.

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

Provision for income tax is Nil for the three months ended September 30, 2026 and Nil for the three months ended September 30, 2025.

Provision for income tax is $4 thousand for the nine months ended September 30, 2026 and Nil for the nine months ended September 30, 2025.

Net loss – Net loss for the three months ended September 30, 2026 was $4,623 thousand, compared to a net loss of $1,174 thousand for three months ended September 30, 2025, an increase of $3,449 thousand. The increase was primarily driven by $2,212 thousand loss on the change in fair value of the forward purchase derivative liability, a $1,205 thousand increase in operating expenses, principally general and administrative expenses, and a $279 thousand increase in interest expense related to the August 2026 Convertible Notes. These were partially offset by a $103 thousand favorable change in the fair value of warrant liability and a $54 thousand increase in other income.

Net loss for the nine months ended September 30, 2026 was $8,344 thousand, compared to $5,213 thousand for the nine months ended September 30, 2025, an increase of $3,131 thousand. The increase was primarily driven by a $4,377 thousand increase in operating expenses, principally general and administrative expenses, a $604 thousand loss on the change in fair value of the forward purchase derivative liability and a $246 thousand increase in interest expense. These were partially offset by a $1,496 thousand favorable change in the fair value of convertible notes and warrant liability, a $612 thousand gain on extinguishment of payable, and the absence of the $391 thousand loss on extinguishment of convertible notes payable recognized in the prior year period.

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended September 30, 2026, and September 30, 2025, as well as for nine months ended September 30, 2026, and September 30, 2025, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(4,623)	$(1,174)	$(8,344)	$(5,213)
Interest expense	$353	$74	$459	$213
Provision for tax	$0	$0	$4	$0
Depreciation and amortization	$60	$53	$177	$139
EBITDA	$(4,210)	$(1,047)	$(7,704)	$(4,861)
Stock-based compensation	$44	$58	$151	$176
Restricted stock unit expense	$387	$-	$1,158	$0
Fair value adjustments (1)	$2170	$61	$513	$1,405
Extinguishment of payable	$(105)	$0	$(612)	$0
Extinguishment of debt	$-	$-	$-	$391
Severance expense	$327	-	$327
Adjusted EBITDA	$(1,387)	$(928)	$(6,167)	$(2,889)

(1) Represents change in fair value of convertible notes, warrant liability and forward purchase derivative liability.

Liquidity and Capital Resources as of September 30, 2026

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

We formally evaluated our liquidity and cash position most recently in 2026 when preparing our 2026 unaudited condensed consolidated interim financial statements. As of September 30, 2026, we had cash of approximately $1.45 million and a net working capital deficit of approximately $9.05 million. As of that date, we also had an accumulated deficit of approximately $43.57 million and a net loss of $8.34 million for the nine months ended September 30, 2026.

As of December 31, 2025, we had cash of approximately $4.22 million and a net working capital deficit of approximately $13.80 million. As of December 31, 2025, we had an accumulated deficit of $35.15 million and a net loss of $0.93 million for the year ended December 31, 2025.

The August 2026 Convertible Notes mature in February 2027 for aggregate principal amount of $2.5 million. Because the $4.20 conversion price of these notes substantially exceeds the trading price of our common stock as of the date of filing of this report, we expect to be required to repay these notes in cash at maturity unless they are refinanced or restructured, and there can be no assurance that we will be able to do so.

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

Cash flows

Quarterly Cash Flows

The following table summarizes our cash flows for the periods presented

	Nine months ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(4,807)	$(488)
Investing activities	$(184)	$(80)
Financing activities	$2227	$175
Effect of exchange rate changes on cash	$(4)	$(1)
Net increase (decrease) in cash	$(2,767)	$(394)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 increased by $4.32 million to $4.81 million, compared to $0.49 million in the same period in 2025. This increase was primarily driven by an increase in Selling and marketing expenses, General and administrative, Research and development, Interest expense, Gain on extinguishment of payable and decrease in Gross profit, Gain/loss on change in fair value and Loss on extinguishment of convertible notes payable. Further, changes in working capital decreased to $1.54 million from $2.44 million in the prior year. The $4.81 million net cash used in operating activities in 2026 was primarily related to (i) a net loss of $8.34 million, offset by; (ii) depreciation and amortization of $0.20 million; (iii) stock-based compensation of $1.31 million; (iv) amortization of right-of-use assets of $0.22 million; (v) unwinding of convertible note discount of $0.29 million; (vi) Changes in fair value of convertible notes, warrant liability and forward purchase derivative liability of $0.51 million; (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.08 million; (viii) Gain on extinguishment of payable of ($0.61) million and (ix) Working capital changes of $1.54 million.

Net cash used in operating activities during the nine months ended September 30, 2025 was $0.49 million. The $0.49 million net cash used in operating activities in 2025 was primarily related to (i) a net loss of $5.21 million, offset by; (ii) depreciation and amortization of $0.14 million; (iii) provision for credit losses of $0.05 million; (iv) stock-based compensation of $0.18 million; (v) amortization of right-of-use assets of $0.07 million; (vi) changes in fair value of convertible notes and warrant liability of $1.41 million; (vii) Accretion of cumulative mandatorily redeemable common and preferred stock liability of $0.07 million; (viii) Loss on extinguishment of convertible notes payable of $0.39 million; (ix) unrealized foreign exchange gain of ($0.01) million and (x) Working capital changes of $2.44 million.

Investing Activities

Net cash used in investing activities was $0.18 million for the nine months ended September 30, 2026, compared with $0.08 million for the nine months ended September 30, 2025. In 2026, this consisted of $ 0.16 million of costs capitalized for internally developed software and $0.03 million of purchases of property and equipment, compared with $0.07 million and $0.01 million, respectively, in 2025. The $ 0.10 million increase in net cash used was driven by an $ 0.09 million increase in capitalized internally developed software costs and a $0.01 million increase in property and equipment purchases.

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.08 million and consisted of purchases of property and equipment of $0.01 million, costs capitalized for internally developed software of $0.07 million.

Financing Activities

Net cash provided by financing activities was $2.23 million in the nine months ended September 30, 2026, compared to $0.18 million on September 30, 2025, representing an increase of $2.05 million over the respective periods. The 2.23 million net cash provided by financing activities on September 30, 2026 consisted of Proceeds from convertible loan 1.83 million, settlement proceeds received from forward contract 0.68 million, and payment of director and officer insurance liability 0.28 million. Net cash provided by financing activities was $0.18 million in the nine months ended September 30, 2025. The $0.18 million net cash provided by financing activities in 2025 consisted of Proceeds from convertible notes payable of $0.18 million.

Contractual Obligations and Commitments: Our contractual cash obligations as of September 30, 2026, are summarized in the table below:

(in thousands)	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Debt	$300	$0	$0	$0	$0	$0	$300
Convertible Notes	$0	$2,276	$0	$0	$0	$0	$2,276
Interest	$18	$5	$0	$0	$0	$0	$23
Mandatorily redeemable preferred and ordinary stock	$0	$1,464	$0	$0	$0	$0	$1,464
Operating lease	$24	$94	$137	$137	$151	$178	$721
Professional service arrangement	$1,832	$199	$0	$0	$0	$0	$2,031
Total	$2,174	4,038	137	137	151	178	6,815

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

Company’s AI Solutions includes product revenues primarily comprising of software license fees from sales of term-based license contracts, under which we grant customers the license right to use the software for a specified period (i.e. when the customer can access, use, and benefit from the software license). Term software licenses are satisfied at a point in time and associated revenue is recognized upon the later of 1) delivery of the software, or 2) the beginning of the period in which the customer has received the license right to use the software. For customer contracts that include software license fees, implementation and/or other consulting services, the portion of the transaction price allocated to software licenses is generally recognized when delivered. Implementation, customization, or model tuning services if applicable, when included, are evaluated as separate performance obligations when they are distinct from the software and not highly interdependent. These services are generally satisfied over time as the work progresses. During the three- and nine-months period ended September 30, 2026, and September 30, 2025, the product revenues were insignificant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Consulting Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Consulting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures although partially mitigated were not yet tested and therefore not yet effective as of the end of the period covered by this Quarterly Report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Consulting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

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

Our Chief Executive Officer and Consulting Chief Financial Officer, understand the need to conduct an updated evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on a prior evaluation under these criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2025. Some remediation efforts were completed as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026.

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

On April 17, 2026, we entered into the Purchase Agreement with Roth Principal Investments, pursuant to which Roth Principal Investments has committed to purchase up to $20.0 million of shares of Common Stock (“Purchase Shares”), upon the terms and subject to the conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to Roth Principal Investments at our discretion from time to time over a 36-month period following the effective date of the registration statement covering the resale of such shares, subject to certain conditions. The purchase price for the shares that we may sell to Roth Principal Investments under the Purchase Agreement will fluctuate based on the market price of our Common Stock. Depending on demand and market liquidity at the time, sales of such shares by Roth Principal Investments may cause the trading price of our Common Stock to fall.

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

Because the per share purchase price that Roth Principal Investments will pay for Purchase Shares in any market open purchase (“Market Open Purchase”) or intraday purchase (“Intraday Purchase”) that we may elect to effect pursuant to the Purchase Agreement will be determined by reference to the VWAP during the applicable market open purchase valuation period or intraday purchase valuation period, respectively, on the applicable purchase date (“Purchase Date”) for such Market Open Purchase or Intraday Purchase (as the case may be), it is not possible for us to predict the number of shares of Common Stock that we will sell to Roth Principal Investments as Purchase Shares under the Purchase Agreement, the purchase price per share that Roth Principal Investments will pay for Purchase Shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Roth Principal Investments under the Purchase Agreement.

Although the Purchase Agreement provides that we may sell up to $20,000,000 of our Common Stock to Roth Principal Investments, the registration statement filed for the resale of Purchase Shares by Roth Principal Investments covers only 11,363,636 shares of Common Stock. Depending on the market prices of our Common Stock on the Purchase Dates on which we elect to sell Purchase Shares, the number of shares covered by that registration statement may not be sufficient to enable us to receive the full $20,000,000 in aggregate gross proceeds, and we may need to register additional shares of our Common Stock under the Securities Act for resale by Roth Principal Investments in order to do so.

Moreover, to the extent that the Exchange Cap remains applicable to issuances and sales of our common stock under the Purchase Agreement, if we elect to issue and sell to Roth Principal Investments more shares of Common Stock than the exchange cap (or 5,750,000 shares of Common Stock) (the “Exchange Cap”) under the Purchase Agreement, which we have the right, but not the obligation, to do, we must first obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules. Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of Common Stock under the Purchase Agreement could cause additional substantial dilution to our stockholders. The number of shares of Common Stock ultimately resold by Roth Principal Investments is dependent upon the number of shares of Common Stock, if any, we elect to sell to Roth Principal Investments under the Purchase Agreement.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Roth Principal Investments. If and when we do elect to sell shares of our Common Stock to Roth Principal Investments pursuant to the Purchase Agreement, after Roth Principal Investments has acquired such shares, Roth Principal Investments may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Roth Principal Investments at different times will likely pay different prices for those shares, and so may experience different levels of dilution, and in some cases substantial dilution, and different outcomes in their investment results.

Investors may experience a decline in the value of the shares they purchase from Roth Principal Investments as a result of future sales made by us to Roth Principal Investments at prices lower than the prices such investors paid for their shares. In addition, if we sell a substantial number of shares to Roth Principal Investments under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Roth Principal Investments may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Our management team will have broad discretion over the use of the net proceeds from our sale of shares of Common Stock to Roth Principal Investments, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of shares of Common Stock to Roth Principal Investments, if any, and we could use such proceeds for purposes other than those currently contemplated. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Concurrently with the issuance of the Notes and Warrants, we entered into a Second Forward Purchase Agreement Confirmation Amendment and a Second Common Stock Purchase Warrant Amendment with certain of the Meteora entities. The Second Forward Purchase Agreement Confirmation Amendment resets the Termination Price under our existing Forward Purchase Agreement weekly to the lower of $12.00 per share or the prior week’s volume-weighted average price of our Common Stock, without the minimum price floors that applied under the prior amendment to that agreement. The Second Common Stock Purchase Warrant Amendment replaces the fixed $10.00 per share exercise price of our outstanding Shortfall Warrants, which are exercisable for up to 2,108,070 shares of Common Stock, with a floating exercise price equal to the greater of the Termination Price under the Forward Purchase Agreement (as so amended) or $0.85 per share. As a result of these amendments, the exercise price of the Shortfall Warrants could decline if the trading price of our Common Stock declines, which could result in increased dilution to our stockholders and increased volatility in the fair value of our forward purchase derivative liability and warrant liabilities. We accounted for these amendments in our condensed consolidated financial statements for the quarter ended September 30, 2026.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Currently, our common stock and public warrants are listed on the Nasdaq Global Market under the symbols “FUSE” and “FUSEW.” In order to continue the listing of these securities on the Nasdaq Global Market, we are required to maintain certain financial, distribution and stock price levels. On January 15, 2026, we received a notification letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq Staff”) indicating that we were not in compliance with the continued listing requirement to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 for the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C). On July 7, 2026, Nasdaq notified us that we had regained compliance with this requirement, closing out that matter. However, on July 24, 2026, we received a new notification letter from the Nasdaq Staff indicating that we are not in compliance with the MVPHS requirement, based on our MVPHS having been below $15,000,000 for the 30 consecutive business days from June 10, 2026 through July 23, 2026. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until January 20, 2027, to regain compliance with the MVPHS requirement. If at any time before January 20, 2027, our MVPHS closes at or above $15,000,000 for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have regained compliance. Further, on March 27, 2026, we received a deficiency notice from the Nasdaq Staff notifying us that for the last 30 consecutive business days our securities had not maintained the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required by the continued listing requirements of Nasdaq Listing Rule 5450(b)(2)(A). On September 24, 2026, Nasdaq notified the Company that, based upon the Company’s continued non-compliance with the MVLS Requirement as of September 23, 2026, the Company’s securities were subject to delisting from Nasdaq unless the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”). On October 1, 2026, the Company requested a hearing before the Panel, which stayed any further suspension or delisting action by Nasdaq pending the hearing and the expiration of any extension that the Panel may grant following the hearing. Nasdaq granted the Company’s request, and the hearing is scheduled for November 3, 2026. There can be no assurance that the Panel will grant the Company’s request for continued listing or any extension. Although the Company is considering all available options to regain compliance with the MVLS Requirement, there can be no assurance that the Company will be able to do so.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
4.1	Form of Original Issue Discount Senior Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2026, File no. 001-42909).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2026, File no. 001-42909).
4.3	Second Common Stock Purchase Warrant Amendment, dated as of August 2, 2026 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 4, 2026, File no. 001-42909).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2026, File no. 001-42909).
10.2	Second Forward Purchase Agreement Confirmation Amendment, dated as of August 2, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 4, 2026, File no. 001-42909).
10.3	Strategic Share Issuance Agreement, dated as of August 11, 2026, by and between Fusemachines Inc. and Qintess Holding e Participações Ltda. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 12, 2026, File no. 001-42909).
10.4	Master License and Services Agreement, dated as of August 11, 2026, by and between Fusemachines Inc. and Qintess Holding e Participações Ltda. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 12, 2026, File no. 001-42909).
10.5	Services Agreement, dated August 30, 2026, between Fusemachines Inc. and Atlas Bookkeeping, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 4, 2026, File no. 001-42909).
10.6	Form of Securities Purchase Agreement, dated as of September 10, 2026, by and between Fusemachines Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2026, File no. 001-42909)..
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSEMACHINES INC.

Date: November 2, 2026	By:	/s/ David Wells
David Wells
Fractional Chief Financial Officer
(Principal Financial and Accounting Officer)

